Form 10-K
period 1993-12-31
CABLE TV FUND 12-C LTD
filed 1994-03-30
CIK 782975

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                                                                  OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______ to ______

Commission file number:
Cable TV Fund 12-A, Ltd.:         0-13193        Cable TV Fund 12-B, Ltd.:         0-13807
Cable TV Fund 12-C, Ltd.:         0-13964        Cable TV Fund 12-D, Ltd.:         0-14206

                            CABLE TV FUND 12-A, LTD.
                            CABLE TV FUND 12-B, LTD.
                            CABLE TV FUND 12-C, LTD.
                            CABLE TV FUND 12-D, LTD.
             (Exact name of registrant as specified in its charter)

                                                                 Cable TV Fund 12-A, Ltd.:         84-0968104
                                                                 Cable TV Fund 12-B, Ltd.:         84-0969999
                                                                 Cable TV Fund 12-C, Ltd.:         84-0970000
      Colorado                                                   Cable TV Fund 12-D, Ltd.:         84-1010423
      --------                                                   --------------------------------------------
(State of Organization)                                                 (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                     (303) 792-3111
- ---------------------------------------------                                     --------------
(Address of principal executive office and Zip Code)            (Registrant's telephone no. including area code)

        Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:     Yes     x        No

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                  DOCUMENTS INCORPORATED BY REFERENCE:   None

                                    PART I.

                               ITEM 1.  BUSINESS


         THE PARTNERSHIPS. Cable TV Fund 12-A, Ltd. ("Fund 12-A"), Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C"), and Cable TV Fund 12-D, Ltd. ("Fund 12-D") (collectively, the "Partnerships") are Colorado limited partnerships that were formed during the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program, which was sponsored by Jones Intercable, Inc., a Colorado corporation (the "General Partner"). The Partnerships are engaged in the acquisition, construction, development and operation of cable television systems in five states. Fund 12-A owns cable television systems serving the areas in and around Lake County, Orland Park and Park Forest, Illinois (the "Northern Illinois System") and Ft. Myers, Florida (the "Ft. Myers System"). Fund 12-B directly owns a cable television system serving Augusta, Georgia (the "Augusta System"). Fund 12-B, Fund 12-C and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which Fund 12-B owns a 9 percent interest, Fund 12-C owns a 15 percent interest and Fund 12-D owns a 76 percent interest. The Venture owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Airforce Base, all in California (the "Palmdale/Lancaster System"); Albuquerque, New Mexico (the "Albuquerque System") and Tampa, Florida (the "Tampa System"). See Item 2. The Northern Illinois System, Ft. Myers System, Augusta System, Palmdale/Lancaster System, Albuquerque System and Tampa System may collectively be referred to as the "Systems."

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains new broadcast signal carriage requirements, and the Federal Communications Commission ("FCC") has adopted regulations implementing these statutory carriage requirements. These new rules allow local commercial broadcast television stations either to elect required carriage ("must carry") status or to require a cable system to negotiate for "retransmission consent rights." The deadline for the negotiation of agreements for retransmission consent was October 6, 1993. No broadcast stations carried on

Partnership-owned cable television systems that elected retransmission consent have withheld consent to the retransmission of their signals. However, certain of these broadcast stations are being carried pursuant to temporary extensions of retransmission consent authority provided by the stations. Although there is no assurance that the General Partner will be able to conclude retransmission negotiations with all of these stations, the General Partner expects to reach agreements without having to terminate the carriage of any signal. If a broadcast station currently being carried pursuant to a temporary extension is dropped and if a significant number of a system's subscribers were to disconnect their service because of such action, there could be a negative impact on the system. However, because in most cases only one station in any market is being carried pursuant to an extension agreement, termination of one station's carriage would not be expected to have a material adverse effect on any system.

         In most systems, tier services are also offered on an optional basis to subscribers. Those channels generally include most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others. The systems also offer a package that includes the basic service channels and the tier services.

         Cable television systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         New cable television services have been introduced as the cable television industry has developed and increased its penetration level. One relatively new service currently being marketed by many cable television operators is pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. As of September 1, 1993, as a result of the requirements of the 1992 Cable Act, the Systems' rate structures for cable programming services and equipment were revised. As of December 31, 1993, the Systems' monthly basic service rates ranged from $7.95 to $14.25 and basic and tier ("basic plus") service rates ranged from $15.00 to $23.20 for residential subscribers. Charges for additional outlets were eliminated, and charges for remote controls and converters were "unbundled" from the programming service rates. The Systems' monthly rates for premium services range from $2.00 to $11.95 per premium service. In addition, the Partnerships earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $50.00; however, from time to time the

Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1993, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 66% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnerships are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnerships' business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnerships' business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnerships do not depend to any material extent on the availability of raw materials; they carry no significant amounts of inventory and they have no material backlog of customer orders. The Partnerships have no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnerships' funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnerships.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 2% of basic revenues to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2. for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the Cable Television Consumer Protection and Competition Act of 1992 also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights. See
Item 1. Regulation and Legislation. Generally, the franchising authority can decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of a Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of a Partnership. The inability of a Partnership to transfer a franchise could have an adverse impact on the ability of a Partnership to accomplish its investment objectives.

         COMPETITION. The Systems face competition from a variety of alternative entertainment media, such as: Multichannel Multipoint Distribution Service ("MMDS"), which is often called a "wireless cable service" and is a microwave service authorized to transmit television signals and other communications on a complement of channels, which when combined with instructional fixed television and other channels, is able to provide a complement of television signals potentially competitive with cable television systems; Satellite Master Antenna Television System ("SMATV"), commonly called a "private" cable television system, which is a system wherein one central antenna is used to receive signals and deliver them to, for example, an apartment complex; and Television Receive-Only Earth Stations ("TVRO"), which are satellite receiving antenna dishes that are used by "backyard users" to receive satellite delivered programming directly in their homes. Programming services sell their programming directly to owners of TVROs as well as through third parties. The competition from MMDS and TVRO potentially diminishes the pool of subscribers to the Systems because persons who subscribe to MMDS services or who own backyard satellite dishes are not likely to subscribe to all of the Systems' cable television services.

         In the near future, the Systems will also face competition from direct satellite to home transmission ("DBS"). DBS can provide to individuals on a wide-scale basis premium channel services and specialized programming through the use of high-powered DBS satellites that transmit such programming to a rooftop or side-mounted antenna. There are currently no DBS operators in the areas served by the Systems. DBS systems' ability to compete with the cable television industry will depend on, among other factors, the ability to obtain access to programming and the availability of reception equipment at reasonable prices. The first DBS satellite was recently launched, and it is anticipated that DBS services will become available throughout the United States during 1994.

         The Systems also face competition from video cassette rental outlets and movie theaters in the Systems' service areas. The General Partner believes the preponderance of video cassette recorder ("VCR") ownership in the Systems' service areas may be a positive rather than a negative factor because households that have VCRs are attracted to non-commercial programming delivered by the Systems, such as movies and sporting events on cable television, that they can tape at their convenience.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Other than as described below, the Systems currently face no direct competition from other cable television operators.

         Although the Partnerships have not yet encountered competition from a telephone company entering into the cable television business, the Partnerships' Systems could potentially face competition from telephone companies doing so. Bell Atlantic, a regional Bell operating company ("RBOC"), has announced its intention, if permitted by the courts, to build a cable television system in Alexandria, Virginia, and has won a lawsuit to obtain such authority. The case is on appeal. The General Partner currently owns and manages the cable television system in Alexandria, Virginia. Another RBOC, Ameritech, has also indicated its intention to build and operate a cable television system in Naperville, Illinois, a location where the General Partner manages a system on behalf of one of its managed limited partnerships. Other RBOCs have indicated their intention to enter the cable television market, and have filed lawsuits similar to the one being pursued by Bell Atlantic and Ameritech. Widespread competition through overbuilds by RBOCs could have a negative impact on companies like the General Partner that are already established cable television system operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIPS' SYSTEMS. Following is a summary of competition from MMDS, SMATV and TVRO operators in the Partnerships' franchise areas.

         Albuquerque System         Two SMATV operators serve approximately
                                    3,190 units in trailer parks and
                                    apartments.

         Augusta System             Two SMATV operators serve two apartment
                                    complexes; one TVRO dealer principally
                                    operates in areas which are not serviced by cable.

         Ft. Myers System           One MMDS operator provides negligible
                                    competition; five SMATV operators provide service to motels and an occasional apartment complex; and twelve TVRO dealers serve a customer base that is confined primarily to rural areas.


         Northern Illinois System   The General Partner is not aware of any
                                    MMDS or TVRO satellite dish dealers in the system's service area. There are a limited number of SMATV operators in the system's service area, but they do not provide significant competition.


         Palmdale/Lancaster System  No MMDS operators; numerous SMATV operators provide some competition in several
                                    apartment complexes, hotels, motels,
                                    trailer parks and two hospitals. There are numerous TVRO dealers in the service area. Approximately 2% of the homes in the service area have TVRO systems.


          Tampa System              One MMDS operator provides minimal
                                    competition; ten SMATV operators provide moderate competition; thirty TVRO dealers provide minimal competition.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services and ordered an interim freeze on these rates effective on April 15, 1993. The rate freeze recently was extended by the FCC until the earlier of May 15, 1994, or the date on which a cable system's basic service rate is regulated by a franchising authority. The FCC's rate regulations became effective on September 1, 1993. On February 22, 1994, the FCC announced a revision of its rate regulations which it believes will generally result in a further reduction of rates for basic and non-basic services.

         The 1992 Cable Act encourages competition with existing cable systems by allowing municipalities, which are otherwise legally qualified, to own and operate their own cable systems without having to obtain a franchise; prevents franchising authorities from granting exclusive franchises; or unreasonably refusing to award additional franchises covering an existing cable system's service area. The 1992 Cable Act also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights which could make it easier in some cases for a franchising authority to deny renewal. The 1992 Cable Act prohibits the common ownership of cable systems and co-located MMDS or SMATV systems, and absent certain exceptions, the sale or transfer of ownership of a cable system within 36 months after its acquisition or initial construction. The 1992 Cable Act also precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programs to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements with cable companies and could affect the volume discounts that program suppliers currently offer to the General Partner in its capacity as a multiple system operator. The 1992 Cable Act has eliminated the latitude of operators to set rates for commercially leased access channels and requires that leased access rates be set according to a formula determined by the FCC.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable television system carry its signal, or to require the cable television system to negotiate with the station for "retransmission consent." A cable television system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable television systems. Additionally, cable television systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by cable television systems. See
Item 1. Cable Television Services.

         There have been several lawsuits filed by cable television operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulation, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court. Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retransmission consent rules.

         Ownership and Market Structure. The FCC rules and federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnerships nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This statutory provision has recently been challenged on
constitutional grounds by Bell Atlantic, one of the RBOCs.   The court held
that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. The National Cable Television Association, an industry group of which the General Partner is a member, has appealed this landmark decision, and the case could ultimately be reviewed by the United States Supreme Court. This federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC has conducted a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming, to their customers. The FCC has concluded that under the 1984 Cable Act interexchange carriers (such as AT&T, which provide long distance services) are not subject to the restrictions which bar the provision of cable television service by local exchange carriers. In addition, the FCC concluded that neither a local exchange carrier providing a video dialtone service nor its programming suppliers leasing the dialtone service are required to obtain a cable television franchise. This determination has been appealed. If video dialtone services become widespread in the future, cable television systems could be placed at a competitive disadvantage because cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises.

         The FCC has tentatively concluded that construction and operation of technologically advanced, integrated broadband networks by carriers for the purpose of providing video programming and other services would constitute good cause for waiver of the cable/telephone cross-ownership prohibitions. In July 1989, the FCC granted a California telephone company a waiver of the cross-ownership restrictions based on a showing of "good cause," but the FCC's decision was reversed on appeal, and as a result of this decision, the FCC may be required to follow a stricter policy in granting such waivers in the future.

         As part of the same proceeding, the FCC recommended that Congress amend the 1984 Cable Act to allow Local Exchange Carriers ("LECs") to provide their own video programming services over their facilities. The FCC recently decided to loosen ownership and affiliation restrictions currently applicable to telephone companies, and has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         Legislation is pending in Congress which would permit the LECs to provide cable television service within their own operating areas conditioned on establishing separate video programming affiliates. The legislation would generally prohibit, however, telephone companies from acquiring cable systems within their own operating areas. The legislation would also enable cable television companies and others, subject to regulatory safeguards, to offer telephone services by eliminating state and local barriers to entry.


                               ITEM 2. PROPERTIES

         The cable television systems owned at December 31, 1993 by the Partnerships are described below.

                FUND                                SYSTEM               ACQUISITION DATE
                ----                                ------               ----------------
 Cable TV Fund 12-A, Ltd.             Northern Illinois System              May 1985
                                      Ft. Myers System                      May 1985

 Cable TV Fund 12-B, Ltd.             Augusta System                        August 1985

 Cable TV Fund 12-B, Ltd., Cable TV   Palmdale/Lancaster System             April 1986
 Fund 12-C, Ltd. and Cable TV Fund    Albuquerque System                    August 1986
 12-D, Ltd. own a 9%, 15% and 76%     Tampa System                          December 1986
 interest, respectively, through
 their general partner interest in
 Cable TV Fund 12-BCD Venture


         The following tables set forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units, (iii) the number of homes passed by cable plant, (iv) the miles of cable plant and (v) the range of franchise expiration dates for the cable television systems owned and operated by the Partnerships. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases as a result of the FCC's rate regulations, overall revenues to the Partnerships may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service.
Thus, the total number of pay services subscribed to by basic subscribers are called pay units. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                       At December 31,
                                                                       ---------------
  LAKE COUNTY, ILLINOIS                                      1993           1992           1991
 ----------------------                                      ----           ----           ----
 Monthly basic plus service rate                            $22.13         $21.95         $19.95
 Basic subscribers                                          15,216         14,179         13,267
 Pay units                                                  12,091         11,900         12,097

As of December 31, 1993, the number of homes passed and the miles of cable plant were 21,869 and 300, respectively. Franchise expiration dates range from March 1996 to June 2001.

                                                              At December 31,
                                                              ---------------
  ORLAND PARK, ILLINOIS                               1993         1992           1991
 ----------------------                               ----         ----           ----
 Monthly basic plus service rate                     $22.51       $21.95         $19.95
 Basic subscribers                                   11,395       10,592          9,929
 Pay units                                            9,598       10,612          9,204

As of December 31, 1993, the number of homes passed and the miles of cable plant were 16,751 and 262, respectively. Franchise expiration date is August 1994. The renewal of this franchise is currently being negotiated.

                                                              At December 31,
                                                              ---------------
  PARK FOREST, ILLINOIS                               1993         1992         1991
 ----------------------                               ----         ----         ----
 Monthly basic plus service rate                     $22.51       $21.95       $19.95
 Basic subscribers                                    5,480        5,494        5,375
 Pay units                                            5,407        6,197        5,413

As of December 31, 1993, the number of homes passed and the miles of cable plant were 9,182 and 81, respectively. Franchise expiration date is November 1995.

                                                              At December 31,
                                                              ---------------
  FT. MYERS, FLORIDA                                  1993         1992          1991
 -------------------                                  ----         ----          ----
 Monthly basic plus service rate                     $19.52       $17.95        $17.00
 Basic subscribers                                   35,284       34,997        34,465
 Pay units                                           22,303       23,273        18,952


As of December 31, 1993, the number of homes passed and the miles of cable plant were 64,507 and 664, respectively. Franchise expiration dates range from December 1999 to January 2002.

                                                              At December 31,
                                                              ---------------
  AUGUSTA, GEORGIA                                   1993         1992         1991
 -----------------                                   ----         ----         ----
 Monthly basic plus service rate                    $21.77       $19.95       $17.95
 Basic subscribers                                  64,173       62,730       60,428
 Pay units                                          50,847       52,965       50,648

As of December 31, 1993, the number of homes passed and the miles of cable plant were 100,100 and 1,602, respectively. Franchise expiration dates range from December 1998 to October 2003.

                                                             At December 31,
                                                             ---------------
  PALMDALE/LANCASTER, CALIFORNIA                     1993         1992         1991
 -------------------------------                     ----         ----         ----
 Monthly basic plus service rate                    $21.77       $20.00       $19.25
 Basic subscribers                                  56,372       53,947       53,323
 Pay units                                          39,928       38,753       33,825

As of December 31, 1993, the number of homes passed and the miles of cable plant were 85,768 and 937, respectively. Franchise expiration dates range from September 1994 to October 2005. Any franchises expiring in 1994 are in the process of franchise renewal negotiations.

                                                             At December 31,
                                                             ---------------
  ALBUQUERQUE, NEW MEXICO                            1993         1992         1991
 ------------------------                            ----         ----         ----
 Monthly basic plus service rate                    $21.00       $20.00       $18.95
 Basic subscribers                                  98,555       92,916       91,266
 Pay units                                          67,462       62,919       63,819

As of December 31, 1993, the number of homes passed and the miles of cable plant were 200,500 and 2,202, respectively. Franchise expiration dates range from January 1999 to August 2001.

                                                          At December 31,
                                                          ---------------
  TAMPA, FLORIDA                                     1993      1992       1991
 ---------------                                     ----      ----       ----
 Monthly basic plus service rate                    $21.63    $19.25     $19.25
 Basic subscribers                                  58,145    58,711     57,315
 Pay units                                          47,771    45,419     42,717


As of December 31, 1993, the number of homes passed and the miles of cable plant were 127,800 and 1,093, respectively. The Tampa franchise expires in December 1997. The City of Tampa has notified the Venture of its belief that the Venture is not in compliance with certain provisions of the franchise agreement. Specifically, the City has claimed that the Venture is not in compliance with local origination programming requirements, institutional network requirements, and other facilities, equipment and service obligations under the franchise. The Venture has responded to the claim with a detailed demonstration that many of the City's claims are erroneous and that the remaining unmet obligations should be modified. The City of Tampa and the Venture have reached an agreement in principle with respect to the settlement of the franchise dispute. A definitive settlement agreement is in the process of being negotiated.

PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics (AMC), Arts & Entertainment (ARTS), Black Entertainment Network (BET), C-SPAN, The Discovery Channel (DISC), Lifetime (LIFE), Entertainment Sports Network (ESPN), Home Shopping Network (HSN), Mind Extension University (MEU), Music Television
(MTV), Nickelodeon (NICK), Turner Network Television (TNT), The Nashville Network (TNN), Video Hits One (VH-1), and superstations WOR, WGN and

TBS. The Partnerships' Systems also provide a selection, which varies by system, of premium channel programming (e.g., Bravo (BRVO), Cinemax (CMAX), The Disney Channel (DISN), Encore (ENC), Home Box Office (HBO), Showtime (SHOW) and The Movie Channel (TMC)).


                           ITEM 3. LEGAL PROCEEDINGS

         On July 15, 1992, the General Partner received a Civil Investigative Demand (the "CID") from the Department of Justice ("DOJ") in connection with an investigation to determine whether there is or has been a violation of
Section 2 of the Sherman Act as a consequence of the General Partner's alleged refusal to carry a television broadcast station on cable television systems. The interrogatories and document requests included in the CID request information relating to systems owned or managed by the General Partner in Los Angeles County, and elsewhere, including the Palmdale/Lancaster System owned by the Venture. Specific reference is made in the CID to KHIZ, Channel 64. The General Partner has responded to a variety of requests for information and documents from the DOJ but has had no communication from the DOJ since March 1992.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II.

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

         While the Partnerships are all publicly held, there is no public market for the limited partnership interests and it is not expected that a market will develop in the future. As of March 1, 1994, the approximate number of equity security holders was:

             FUND                  NUMBER OF RECORD HOLDERS
             ----                  ------------------------
          Fund 12-A                       7,905
          Fund 12-B                       8,100
          Fund 12-C                       3,625
          Fund 12-D                      18,295

Item 6. Selected Financial Data

                                                      For the Year Ended December 31,
                             -------------------------------------------------------------------------------
Cable TV Fund 12-C*               1993             1992             1991             1990           1989
- -------------------          -------------   --------------    -------------    -------------  -------------
Revenues                     $      -        $        -        $      -         $      -       $      -
Operating Income                    -                 -               -                -              -
Equity in Net loss of Cable
  television joint venture     (1,769,867)      (2,274,033)      (2,723,854)      (3,278,641)    (4,258,113)
Net Loss                       (1,769,867)      (2,274,033)      (2,723,854)      (3,278,641)    (4,258,113)
Net Loss per Limited
  Partnership Unit                 (36.79)          (47.27)          (56.62)          (68.15)        (88.51)
Weighted average number of
  Limited Partnership Units
  outstanding                      47,626           47,626           47,626           47,626         47,626
General Partner's Deficit        (216,340)        (198,641)        (175,901)        (148,662)      (115,876)
Limited Partners' Capital
    (Deficit)                    (978,053)         774,115        3,025,408        5,722,023      8,967,878
Total Assets                        -                -            3,008,644        5,732,498      9,011,139
Debt                                -                -                -                -              -
General Partner Advances            -                -                -                -              -


* Activity in Cable TV Fund 12-C is limited to its equity interest in Cable TV Fund 12-BCD Venture.

                                                          For the Year Ended December 31,
                                  -----------------------------------------------------------------------------
Cable TV Fund 12-BCD                1993              1992             1991             1990           1989
- --------------------           --------------    -------------     ------------     ------------   -------------
Revenues                       $  89,131,530     $ 83,567,527      $78,049,505      $69,945,109    $ 60,262,644
Depreciation & Amortization       25,651,237       26,764,820       30,793,053       29,972,282      29,281,471
Operating Income (Loss)              900,949       (1,087,963)      (4,930,588)      (6,260,721)    (13,113,663)
Net Loss                         (11,584,416)     (14,884,365)     (17,828,600)     (21,459,885)    (27,867,230)
General Partners' Capital
  (Deficit)                       (5,729,509)       5,854,907       20,739,272       38,567,872      60,027,757
Total Assets                     169,670,552      175,554,620      185,834,366      196,991,456     200,723,865
Debt                             167,698,697      160,440,488      156,131,618      151,051,428     132,143,756
Jones Intercable, Inc. Advances      188,430          511,646        4,606,840        1,228,418         722,843

** The above financial information represents the consolidated operations of Cable TV Fund 12-BCD Venture, in which Cable TV Fund 12-D has an approximate 76 percent equity interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 12-C

Results of Operations

         All of Cable TV Fund 12-C's ("Fund 12-C's") operations are represented by its approximate 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). Thus, Management's Discussion and Analysis of the Venture should be consulted for pertinent comments regarding Fund 12-C's performance.

Financial Condition

         Fund 12-C's investment in the Venture has decreased by $1,769,867 when compared to the December 31, 1992 balance, representing a deficit of $1,035,256. This deficit is due to Fund 12-C's Share of Venture losses, which are principally the result of depreciation and amortization charges being greater than equity invested. These losses are expected to be recovered upon liquidation of the Venture.

                          CABLE TV FUND 12-BCD VENTURE

Results of Operations

         1993 Compared to 1992

         Revenues of Cable TV Fund 12-BCD Venture (the "Venture") increased $5,564,003, or approximately 7 percent, from $83,567,527 in 1992 to $89,131,530 in 1993. Between December 31, 1992 and 1993, the Venture added 7,498 basic subscribers, an increase of approximately 4 percent. This increase in basic subscribers accounted for approximately 32 percent of the increase in revenues. Basic service rate adjustments were responsible for approximately 38 percent of the increase in revenues. Advertising sales revenue accounted for approximately 12 percent of the increase in revenues. Increases in pay per view revenue accounted for approximately 14 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulation issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $3,941,804, or approximately 8 percent, from $48,132,180 in 1992 to $52,073,984 in 1993. Operating, general and administrative expense represented 58 percent of revenue in 1993 and in 1992. The increase in operating, general and administrative expense was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $746,870, or approximately 8 percent, from $9,758,490 in 1992 to $10,505,360 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses. Depreciation and amortization expense decreased $1,113,583, or approximately 4 percent, from $26,764,820 in 1992 to $25,651,237 in 1993. The decrease is due to the maturation of the Venture's asset base.

         The Venture recorded operating income of $900,949 for 1993 compared to an operating loss of $1,087,963 for 1992. This change is the result of increases in revenue and the decreases in depreciation and amortization expenses exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable Inc. Operating income before depreciation and amortization increased $875,329, or approximately 3 percent, from $25,676,857 in 1992 to $26,552,186 in 1993. This increase is due to the increase in revenues exceeding the increase in operating, general, and administrative expenses and administrative fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $33,744, or less than 1 percent, from $12,022,874 in 1992 to $11,989,130 in 1993 due to lower interest rates on interest bearing obligations, which were offset, in part, by higher balances on such obligations. The Venture recorded other expense of $556,309 in 1993 compared to other expense of $2,708,833 in 1992. The 1992 expense primarily represented the Sunbelt litigation settlement as discussed in Note 6 of notes to financial statements of the Venture. The settlement was accrued by the Venture in 1992 and paid by the Venture in March 1993.

         Net loss decreased $3,299,949, or approximately 22 percent, from $14,884,365 in 1992 to $11,584,416 in 1993 due to the factors discussed above. These losses are expected to continue in the future.

         1992 Compared to 1991

         Revenues of the Venture increased $5,518,022, or approximately 7 percent, from $78,049,505 in 1991 to $83,567,527 in 1992. Between December 31,
1991 and 1992, the Venture added 3,670 basic subscribers, an increase of approximately 2 percent. This increase in basic subscribers accounted for approximately 17 percent of the increase in revenues. Basic service rate adjustments were responsible for approximately 46 percent of the increase in revenues. Advertising sales revenue accounted for approximately 14 percent of the increase in revenues. Increases in equipment rental revenue accounted for approximately 13 percent of the increase. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $4,487,834, or approximately 10 percent, from $43,644,346 in 1991 to $48,132,180 in 1992. Operating, general and administrative expense represented 58 percent of revenue in 1992 compared to 56 percent in 1991. The increase in operating, general and administrative expense was due to increases in personnel related costs, programming fees and property taxes, which were partially offset by decreases in marketing related costs and copyright fees. No other single factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $1,215,796, or approximately 14 percent, from $8,542,694 in 1991 to $9,758,490 in 1992 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $4,028,233, or approximately 13 percent, from $30,793,053 in 1991 to $26,764,820 in 1992. The decrease is due to the maturation of the Venture's asset base.

         Operating loss decreased $3,842,625, or approximately 78 percent, from $4,930,588 in 1991 to $1,087,963 in 1992 as a result of the increase in revenues and the decreases in depreciation and amortization exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $898,899, or approximately 7 percent, from $12,921,773 in 1991 to $12,022,874 in 1992 due primarily to lower interest rates on interest bearing obligations, despite higher balances on such obligations. The Venture recorded other expense of $2,708,833 in 1992 compared to other income of $23,761 in 1991. This increase was due to the Sunbelt litigation settlement as discussed above. This settlement was paid by the Venture in March 1993.

         Net loss decreased $2,944,235, or approximately 17 percent, from $17,828,600 in 1991 to $14,884,365 in 1992 due primarily to the reductions in operating loss and interest expense which were offset, in part, by the litigation settlement discussed above. These losses are the result of the factors discussed above and are expected to continue in the future.

Financial Condition

         Capital expenditures for the Venture totaled approximately $18,711,600 during 1993. Service drops to homes accounted for approximately 29 percent of the capital expenditures. Approximately 18 percent of these capital expenditures related to plant extensions in all of the Venture's systems. The completion of a rebuild of the Venture's Palmdale, California system accounted for approximately 17 percent of capital expenditures. Approximately 12 percent of capital expenditures was for fiber upgrades. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings under the Venture's credit facility. Expected capital expenditures for 1994 are approximately $25,914,000. The upgrade of the Albuquerque, New Mexico system is expected to account for approximately 31 percent. Plant extensions in all of the Venture's systems are expected to account for approximately 15 percent. Service drops to homes are anticipated to account for approximately 23 percent. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Subject to the regulatory matters discussed below and assuming successful renegotiation of its credit facility, the Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

         During the first quarter of 1992, the Venture renegotiated its debt arrangements, which increased the maximum amount of debt available to $183,000,000. Such new debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a renegotiated $90,000,000 revolving credit agreement with a group of commercial bank lenders. The Venture used the funds from the Senior Notes to repay approximately $88,000,000 of the $155,000,000 outstanding on its previous credit facility and to repay advances from Intercable. The Venture used borrowings under its new credit facility to repay the remaining balance on its previous credit facility.

         The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if they are prepaid prior to maturity. The make-whole premium protects the lenders in the event that the funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

         The Venture's current revolving credit facility has a maximum amount available of $90,000,000. As of December 31, 1993, $73,800,000 was outstanding under the Venture's revolving credit agreement, leaving the Venture with $16,200,000 of available borrowing capacity until March 31, 1994. The revolving credit period will expire on March 31, 1994, at which time the principal balance converts to a term loan payable in quarterly installments with a final maturity date of March 31, 2000. The General Partner is negotiating to to extend the revolving credit period for one year. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. An annual commitment fee of .5 percent is required on the unused portion of the facility until it converts to a term loan.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

Regulation and Legislation


         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which the Venture complied, became effective on September 1, 1993. See Item 1 for further discussion of the provisions of the 1992 Cable Act.

         Based on Intercable's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Venture reduced the rates it charged for certain regulated services. On an annualized basis, such rate reductions will result in an estimated reduction in the Venture's revenue of approximately $4,500,000, or approximately 5 percent, and a decrease in operating income before depreciation and amortization of approximately $4,300,000, or approximately 10 percent. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. Based on the foregoing, the General Partner believes that the new rate regulations will have a negative effect on the Venture's revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through
(a) new service offerings, (b) product re-marketing and re-packaging and
(c)marketing efforts directed at non- subscribers. To the extent such reductions are not mitigated, the values of the Venture's cable television systems, which are calculated based on cash flow, could be adversely impacted.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." Additionally, cable systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by cable systems. The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Venture, no broadcast stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions offered to the General Partner by broadcasters, including a one-year extension for carriage of the CBS station owned and operated by the CBS network in Chicago. The General Partner expects to conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions, without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system if a significant number of subscribers were to disconnect their service.

Item 8.  Financial Statements


                                CABLE TV FUND 12

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1993 AND 1992



                                     INDEX



                                                                      Page
                                                             ------------------------
                                                             12-C      12-BCD Venture
                                                             ----      --------------
Report of Independent Public Accountants                     22             29

Balance Sheets                                               23             30

Statements of Operations                                     24             32

Statements of Partners' Capital (Deficit)                    25             33

Statements of Cash Flow                                      26             34

Notes to Financial Statements                                27             35

Schedule V                                                    -             40

Schedule VI                                                   -             41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-C:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-C (a Colorado limited partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-C as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                    /s/ ARTHUR ANDERSEN & CO.
                                        ARTHUR ANDERSEN & CO.



Denver, Colorado,
  March 11, 1994.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                            ------------------------------

                                                                                 1993             1992
                                                                            -------------    -------------
                 ASSETS                                                     $        -       $        -
                                                                            =============    =============

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT
         ------------------------------------------

LIABILITIES:
  Loss in excess of investment in (investment in)
    cable television joint venture                                          $   1,035,256    $    (734,611)
  Accounts payable-affiliated entities                                            159,137          159,137
                                                                            -------------    -------------

TOTAL LIABILITIES                                                               1,194,393         (575,474)
                                                                            -------------    -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000            1,000
    Accumulated deficit                                                          (217,340)        (199,641)
                                                                            -------------    -------------

                                                                                 (216,340)        (198,641)
                                                                            -------------    -------------

  Limited Partners-
    Net contributed capital (47,626 units outstanding at
       December 31, 1993 and 1992)                                             19,998,049       19,998,049
    Accumulated deficit                                                       (20,976,102)     (19,223,934)
                                                                            -------------    -------------

                                                                                 (978,053)         774,115
                                                                            -------------    -------------

                 Total liabilities and partners' capital (deficit)          $        -       $        -
                                                                            =============    =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                    For the Year Ended December 31,
                                                            -----------------------------------------------

                                                                1993               1992            1991
                                                            -----------        -----------      -----------
EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                  $(1,769,867)       $(2,274,033)     $(2,723,854)
                                                             ----------        -----------      -----------

NET LOSS                                                    $(1,769,867)       $(2,274,033)     $(2,723,854)
                                                             ==========        ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                                           $   (17,699)       $   (22,740)     $   (27,239)
                                                            ===========        ===========      ===========

  Limited Partners                                          $(1,752,168)       $(2,251,293)     $(2,696,615)
                                                            ===========        ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                          $    (36.79)       $    (47.27)     $    (56.62)
                                                            ===========        ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                              47,626             47,626           47,626
                                                            ===========        ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                               For the Year Ended December 31,
                                                   ------------------------------------------------------

                                                       1993                 1992                  1991
                                                   -----------           -----------          -----------
GENERAL PARTNER:
  Balance, beginning of period                     $  (198,641)          $  (175,901)         $  (148,662)
  Net loss for period                                  (17,699)              (22,740)             (27,239)
                                                   -----------           -----------          -----------

  Balance, end of period                           $  (216,340)          $  (198,641)         $  (175,901)
                                                   ===========           ===========          ===========


LIMITED PARTNERS:
  Balance, beginning of period                     $   774,115           $ 3,025,408          $ 5,722,023
  Net loss for period                               (1,752,168)           (2,251,293)          (2,696,615)
                                                   -----------           -----------          -----------

  Balance, end of period                           $  (978,053)          $   774,115          $ 3,025,408
                                                   ===========           ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                     For the Year Ended December 31,
                                                         -------------------------------------------------------

                                                              1993                 1992                 1991
                                                         ------------         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (1,769,867)        $  (2,274,033)       $  (2,723,854)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Equity in net loss of cable
      television joint venture                              1,769,867             2,274,033            2,723,854
                                                         ------------         -------------        -------------

          Net cash provided by operating
              activities                                         -                     -                    -
                                                         -------------        -------------        -------------

Decrease in cash                                                 -                     -                    -
                                                         -------------        -------------        -------------

Cash, beginning of period                                        -                     -                    -
                                                         -------------        -------------        -------------

Cash, end of period                                      $       -            $        -           $        -
                                                         =============        =============        =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                          $       -            $        -           $        -
                                                         =============        =============        =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 12-C ("Fund 12-C"), a Colorado limited partnership, was formed on October 9, 1985, under a public program sponsored by Jones Intercable, Inc. Fund 12-C was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. is the "General Partner" and manager of Fund 12-C. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

                 Fund 12-C owns an interest of approximately 15 percent in Cable TV Fund 12-BCD Venture (the "Venture"), through capital contributions made in 1986 of $20,700,000. The Venture acquired certain cable television systems in New Mexico, California, and Florida during 1986. The Venture incurred losses of $11,584,416, $14,884,365 and $17,828,600 in 1993, 1992 and
1991, respectively, of which $1,769,867, $2,274,033 and $2,723,854, respectively, were allocated to Fund 12-C.

         Contributed Capital

                 The capitalization of Fund 12-C is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

                 The General Partner purchased its interest in Fund 12-C by contributing $1,000 to partnership capital.

                 All profits and losses of Fund 12-C are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by Fund 12-C of a cable television system, which was allocated 100 percent to the limited partners.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted
accounting principles.    Fund 12-C's tax returns are also prepared on the
accrual basis.

         Investment in Cable Television Joint Venture

                 The investment in the Venture is accounted for under the equity method due to Fund 12-C's influence on the Venture as a general partner. The operations of the Venture are significant to Fund 12-C and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 29 to 41.

         Reclassification

                 Certain prior period amounts have been reclassified to conform with the 1993 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees and Distribution Ratios

                 The General Partner manages Fund 12-C and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises.

                 Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of Fund 12-C's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Fund 12-C, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner.


(4)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of Fund 12-C are prepared and filed by the General Partner.

                 Fund 12-C's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to Fund 12-C's qualification as such, or in changes with respect to Fund 12-C's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                 Taxable loss reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-BCD Venture:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                 Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ ARTHUR ANDERSEN & CO.
                                              ARTHUR ANDERSEN & CO.


Denver, Colorado,
  March 11, 1994.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                             December 31,
                                                                             ----------------------------------------

                 ASSETS                                                            1993                    1992
                 ------                                                      ----------------         --------------
CASH                                                                        $    1,962,657            $   1,368,051

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $265,542
    and $336,466 at December 31, 1993 and 1992, respectively                     2,954,487                2,807,201
  Affiliated entity                                                                159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       251,810,225              233,098,586
  Less- accumulated depreciation                                              (117,498,465)             (99,076,588)
                                                                            --------------            -------------

                                                                               134,311,760              134,021,998
  Franchise costs, net of accumulated amortization of $43,008,846 and
    $37,205,093 at December 31, 1993 and 1992, respectively                     23,539,797               29,343,550
  Subscriber lists, net of accumulated amortization of $32,420,504 and
    $31,498,364 at December 31, 1993 and 1992, respectively                        322,802                1,244,942
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $1,128,284 and $975,812 at December 31, 1993
    and 1992, respectively                                                       4,928,144                5,080,616
                                                                            --------------            -------------

                 Total investment in cable television properties               163,102,503              169,691,106

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                        1,491,768                1,529,125
                                                                            --------------            -------------

                 Total assets                                               $  169,670,552            $ 175,554,620
                                                                            ==============            =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                             December 31,
                                                                             -----------------------------------------

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1993                     1992
     -------------------------------------------                             ----------------         ----------------
LIABILITIES:
  Debt                                                                       $ 167,698,697            $ 160,440,488
  Accounts payable-
    Trade                                                                          830,408                  136,497
    Jones Intercable, Inc.                                                         188,430                  511,646
  Accrued liabilities                                                            6,003,390                7,879,332
  Subscriber prepayments                                                           679,136                  731,750
                                                                             -------------            -------------

                 Total liabilities                                             175,400,061              169,699,713
                                                                             -------------            -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL (DEFICIT):
  Contributed capital                                                          135,490,944              135,490,944
  Accumulated deficit                                                         (141,220,453)            (129,636,037)
                                                                             -------------            -------------

                                                                                (5,729,509)               5,854,907
                                                                             -------------            -------------

                 Total liabilities and partners' capital (deficit)           $ 169,670,552            $ 175,554,620
                                                                             =============            =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------

                                                                       1993                  1992                 1991
                                                                 ---------------       ----------------      --------------
REVENUES                                                          $ 89,131,530           $ 83,567,527          $ 78,049,505

COSTS AND EXPENSES:
  Operating, general and administrative                             52,073,984             48,132,180            43,644,346
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                          10,505,360              9,758,490             8,542,694
  Depreciation and amortization                                     25,651,237             26,764,820            30,793,053
                                                                  ------------           ------------          ------------

OPERATING INCOME (LOSS)                                                900,949             (1,087,963)           (4,930,588)
                                                                  ------------           ------------          ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (11,989,130)           (12,022,874)          (12,921,773)
  Gain on sale of assets                                                60,074                935,305                 -
  Other, net                                                          (556,309)            (2,708,833)               23,761
                                                                  ------------           ------------          ------------

         Total other income (expense), net                         (12,485,365)           (13,796,402)          (12,898,012)
                                                                  ------------           ------------          ------------

NET LOSS                                                          $(11,584,416)          $(14,884,365)         $(17,828,600)
                                                                  ============           ============          ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------

                                                                     1993                   1992                  1991
                                                                 -------------          --------------         -------------
CABLE TV FUND 12-B (9%):
  Balance, beginning of period                                   $     441,362          $   1,807,747          $  3,444,412
  Net loss for period                                               (1,063,449)            (1,366,385)           (1,636,665)
                                                                 ------------           ------------           -----------

  Balance, end of period                                         $    (622,087)         $     441,362          $  1,807,747
                                                                 =============          =============          ============

CABLE TV FUND 12-C (15%):
  Balance, beginning of period                                   $     734,611          $   3,008,644          $  5,732,498
  Net loss for period                                               (1,769,867)            (2,274,033)           (2,723,854)
                                                                 -------------          -------------          ------------

  Balance, end of period                                         $  (1,035,256)         $     734,611          $  3,008,644
                                                                 =============          =============          ============

CABLE TV FUND 12-D (76%):
  Balance, beginning of period                                   $   4,678,934          $  15,922,881          $ 29,390,962
  Net loss for period                                               (8,751,100)           (11,243,947)          (13,468,081)
                                                                 -------------          -------------          ------------

  Balance, end of period                                         $  (4,072,166)         $   4,678,934          $ 15,922,881
                                                                 =============          =============          ============

TOTAL:
  Balance, beginning of period                                   $   5,854,907          $  20,739,272          $ 38,567,872
  Net loss for period                                              (11,584,416)           (14,884,365)          (17,828,600)
                                                                 -------------          -------------          ------------

  Balance, end of period                                         $  (5,729,509)         $   5,854,907          $ 20,739,272
                                                                 =============          =============          ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------

                                                                       1993                 1992                  1991
                                                                 ---------------      ----------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                        $(11,584,416)       $ (14,884,365)         $(17,828,600)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                 25,651,237           26,764,820            30,793,053
      Gain on sale of cable television system                            -                 (935,305)                -
      Amortization of interest rate protection contract                  -                  263,574               348,192
      Amortization of loan fees                                        121,062               90,797                 -
      Increase in trade receivables                                   (147,286)            (457,715)              (72,133)
      Increase in deposits, prepaid
        expenses and deferred charges                                 (434,700)          (2,155,866)             (209,151)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments              (1,234,645)           4,390,946            (1,787,102)
      Increase (decrease) in amount due
        Jones Intercable, Inc.                                        (323,216)          (4,095,194)            3,378,422
                                                                  -------------       -------------          ------------

         Net cash provided by operating activities                  12,048,036            8,981,692            14,622,681
                                                                  ------------        -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                               (18,711,639)         (15,777,221)          (19,972,510)
  Proceeds from the sale of cable television system                       -               2,620,000                 -
                                                                  ------------        -------------          ------------

         Net cash used in investing activities                     (18,711,639)         (13,157,221)          (19,972,510)
                                                                  ------------        -------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                          11,954,437          164,830,973             5,915,549
  Repayment of debt                                                 (4,696,228)        (160,522,104)             (835,359)
                                                                  ------------        -------------          ------------

         Net cash provided by financing activities                   7,258,209            4,308,869             5,080,190
                                                                  ------------        -------------          ------------

Increase (decrease) in cash                                            594,606              133,340              (269,639)

Cash, beginning of period                                            1,368,051            1,234,711             1,504,350
                                                                  ------------        -------------          ------------

Cash, end of period                                               $  1,962,657        $   1,368,051          $  1,234,711
                                                                  ============        =============          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 12,141,838        $   9,805,956          $ 14,952,117
                                                                  ============        =============          ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 On March 17, 1986, Cable TV Funds 12-B, 12-C and 12-D (the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems serving Tampa, Florida; Albuquerque, New Mexico; and Palmdale, California. Jones Intercable, Inc. ("Intercable"), the "General Partner" of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Contributed Capital

                 The capitalization of the Venture is set forth in the accompanying statements of partners' capital.

                 All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their approximate respective interests in the Partnership as follows:

                 Cable TV Fund 12-B                                       9%
                 Cable TV Fund 12-C                                      15%
                 Cable TV Fund 12-D                                      76%
                                                                        ---
                                                                        100%
                                                                        ===

         Venture Acquisitions and Sales

                 The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico; Palmdale, California; and Tampa, Florida.

                 On September 20, 1991, the Venture entered into a purchase and sale agreement with an unaffiliated party to sell the cable television system serving the area in and around California City, California for $2,620,000. Closing on this transaction occurred on April 1, 1992. The proceeds were used to repay a portion of the amounts outstanding under the Venture's credit facility.

                 The Venture's acquisitions were accounted for as purchases with the individual purchase prices allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of the net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to cost in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable and other system acquisition costs were capitalized and included in the cost of intangible assets.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

         Distribution systems                                       5 - 15 years
         Buildings                                                      20 years
         Equipment and tools                                        3 -  5 years
         Premium television service equipment                            5 years
         Earth receive stations                                     5 - 15 years
         Vehicles                                                        3 years
         Other property, plant and equipment                             5 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises and subscriber lists and cost in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                            3 years
         Subscriber lists                                           1 year
         Cost in excess of interests in net assets purchased       32 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Venture in connection with Venture acquisitions and sales. For brokering two acquisitions in the Tampa System for the Venture, The Jones Group, Ltd. was paid fees totaling $13,120, or 4 percent of the transaction prices, during 1992. Additionally, The Jones Group, Ltd. received $65,500, or 2.5 percent of the transaction price, during 1992 for brokering a sale in the Palmdale System. For brokering the acquisitions of two SMATV systems in the Tampa System for the Venture, The Jones Group, Ltd. was paid fees totaling $55,400, or 4 percent of the original purchase prices, during 1991. There were no brokerage fees paid during the year ended December 31, 1993.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable for the years ended December 31, 1993, 1992 and 1991 were $4,456,577, $4,178,376 and $3,902,475, respectively.

                 The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining overhead costs are allocated based on total revenues and/or the cost of assets managed for the entity. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1993, 1992 and 1991 were $6,048,783, $5,580,114 and $4,640,219, respectively.

                 The Venture was charged interest during 1993 at an average interest rate of 10.61 percent on the amounts due Intercable, which approximated Intercable's cost of borrowing. Total interest charged the Venture by Intercable was $15,477, $126,073 and $171,942 during 1993, 1992 and 1991, respectively.

         Payments to Affiliates for Programming Services

                 The Venture receives programming from Superaudio and The Mind Extension University, affiliates of Intercable. Payments to Superaudio totaled $134,179, $132,091 and $120,851 in 1993, 1992, and 1991, respectively.
Payments to The Mind Extension University totaled $79,002, $76,676 and $72,218 in 1993, 1992 and 1991, respectively.


(4)      DEBT

                 Debt consists of the following:                                December 31,
                                                                    ----------------------------------

                                                                         1993                 1992
                                                                    -------------        ------------
         Lending institutions-
           Revolving credit and term loan                            $ 73,800,000        $ 66,400,000
           Senior secured notes                                        93,000,000          93,000,000

         Capital lease obligations                                        898,697           1,040,488
                                                                     -------------       ------------
                                                                     $167,698,697        $160,440,488

                 During the first quarter of 1992, the Venture renegotiated its debt arrangements, which increased the maximum amount of debt available to $183,000,000. The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a $90,000,000 revolving credit agreement with a group of commercial bank lenders.

                 The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for only interest payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if they are prepaid prior to maturity. The make-whole premium protects the lenders in the event that the funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

                 The Venture's current revolving credit facility has a maximum amount available of $90,000,000. As of December 31, 1993, $73,800,000 was outstanding under the current revolving credit agreement, leaving the Venture with $16,200,000 of available borrowing capacity until March 31, 1994. The revolving credit period is scheduled to expire on March 31, 1994, at which time the principal balance will convert to a term loan payable in quarterly installments with a final maturity date of March 31, 2000. The General Partner is negotiating to extend the revolving credit period for one year. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. An annual commitment fee of .5 percent is required on the unused portion of the facility. The effective interest rates on amounts outstanding on the Venture's revolving credit facility as of December 31, 1993 and 1992 were 4.08 percent and 5.29 percent, respectively.

                 Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

                 During 1992, the Venture incurred costs associated with renegotiating its debt arrangements. These fees were capitalized and are being amortized over the life of the debt agreements.

                 During 1988, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of an additional $25,000,000. The Venture paid a fee of $957,500. The agreement protects the Venture from interest rates that exceed 10 percent for five years from the date of the agreement. The fee was charged to interest expense over the life of this agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1998 and thereafter, respectively, are:
$2,262,209, $4,697,609, $7,945,609, $30,201,870, $36,681,000 and $85,910,400,
respectively.


(5)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Cable TV Funds 12-B, 12-C and 12-D.

                 The Venture's tax returns, the qualification of the Venture as such for tax purposes, and the amount of distributable income or loss, are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Venture's qualification as such, or in changes with respect to the Venture's recorded loss, the tax liability of the Venture's general partners would likely be changed accordingly.

                 Taxable losses reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or losses and the net losses reported in the statements of operations.


(6)      COMMITMENTS AND CONTINGENCIES

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. The General Partner plans to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." Additionally, cable systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by cable systems. The retransmission consent rules went into effect on October 6, 1993. In the cable television systems owned by the Venture, no broadcast stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions offered to the

General Partner by broadcasters, including a one-year extension for carriage of the CBS station owned and operated by the CBS network in Chicago. The General Partner expects to conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions, without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system if a significant number of subscribers were to disconnect their service.

                 In February 1993, the General Partner entered into a settlement agreement related to litigation brought by Sunbelt Television, Inc. against the Venture in the amount of $2,850,000. As of December 31, 1992, the Venture had accrued $2,850,000, which was reflected as an increase in other expense in the 1992 statement of operations. The settlement was paid by the Venture in March 1993.

                 Offices and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $454,229, $450,295 and $345,994, respectively, for the years ended December 31, 1993, 1992 and 1991. Minimum commitments under operating leases for the five years in the period ending December 31, 1998 and thereafter are as follows:

                        1994                            $   504,514
                        1995                                463,103
                        1996                                457,600
                        1997                                460,542
                        1998                                463,879
                        Thereafter                        1,927,432
                                                        -----------
                                                        $ 4,277,070
                                                        ===========

(7)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information for the respective years is presented below:

                                                                Year Ended December 31,
                                                   -------------------------------------------------

                                                        1993               1992             1991
                                                   ------------       ------------     ------------
         Maintenance and repairs                   $  1,119,086       $  1,146,319     $  1,594,607
                                                   ============       ============     ============

         Taxes, other than income
           and payroll taxes                       $  1,470,476       $  1,369,852     $    956,021
                                                   ============       ============     ============

         Advertising                               $  1,022,289       $  1,090,075     $  1,628,016
                                                   ============       ============     ============

         Depreciation of property,
            plant and equipment                    $ 18,772,872       $ 18,570,055     $ 21,023,337
                                                   ============       ============     ============

         Amortization of intangible
           assets                                  $  6,878,365       $  8,194,765     $  9,769,716
                                                   ============       ============     ============

                          CABLE TV FUND 12-BCD VENTURE
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


Column A                            Column B          Column C         Column D        Column E        Column F
                                   Balance at                                                          Balance at
                                  Beginning of       Additions        Sales and         Other           End of
Classification                       Period           at cost         Retirements      Changes          Period
- --------------                    -------------      -----------      -----------     ---------       -----------
Year Ended December 31, 1993
- ----------------------------

Cable distribution systems         $189,435,971      $12,539,504      $   (41,121)    $   -           $201,934,354
Buildings                             3,371,225        3,034,287             -            -              6,405,512
Land                                    950,970            -                 -            -                950,970
Equipment and tools                   6,275,189        1,113,443           (8,500)        -              7,380,132
Premium service equipment            20,877,905        1,234,276         (178,920)        -             21,933,261
Earth receive stations                8,812,762          817,322            -             -              9,630,084
Vehicles                              1,493,037          153,873         (124,738)        -              1,522,172
Leasehold improvements and
  office furniture and equipment      1,881,527          172,213             -            -              2,053,740
                                   ------------      -----------      -----------      --------       ------------

                                   $233,098,586      $19,064,918      $  (353,279)    $   -           $251,810,225
                                   ============      ===========      ===========     =========       ============


Year Ended December 31, 1992
- ----------------------------

Cable distribution systems         $177,877,168      $13,115,117      $(1,556,314)    $   -          $189,435,971
Buildings                             2,914,286          456,939            -             -             3,371,225
Land                                    947,191            3,779            -             -               950,970
Equipment and tools                   5,332,647          942,542            -             -             6,275,189
Premium service equipment            19,840,474        2,162,551       (1,125,120)        -            20,877,905
Earth receive stations                8,614,900          206,365           (8,503)        -             8,812,762
Vehicles                              1,608,840          138,020         (253,823)        -             1,493,037
Leasehold improvements and
  office furniture and equipment      1,760,955          120,572            -             -             1,881,527
                                   ------------      -----------      -----------      --------      ------------

                                   $218,896,461      $17,145,885      $(2,943,760)1   $   -          $233,098,586
                                   ============      ===========      ===========     =========      ============


Year Ended December 31, 1991
- ----------------------------

Cable distribution systems         $159,934,019      $17,958,119      $   (14,970)    $   -          $177,877,168
Buildings                             2,807,534          106,752            -             -             2,914,286
Land                                    947,191            -                -             -               947,191
Equipment and tools                   4,526,523          807,124           (1,000)        -             5,332,647
Premium service equipment            19,443,407          397,067            -             -            19,840,474
Earth receive stations                8,057,118        1,033,906         (476,124)        -             8,614,900
Vehicles                              1,589,605          153,235         (134,000)        -             1,608,840
Leasehold improvements and
  office furniture and equipment      1,618,554          142,401            -             -             1,760,955
                                   ------------      -----------     ------------     ---------      ------------

                                   $198,923,951      $20,598,604     $   (626,094)    $   -          $218,896,461
                                   ============      ===========     ============     =========      ============

1 Amount primarily represents the sale of the California City, California cable television system.

                          CABLE TV FUND 12-BCD VENTURE
                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

Column A                           Column B            Column C         Column D       Column E         Column F
                                   Balance at          Amounts                                         Balance at
                                  Beginning of        Charged to       Sales and        Other            End of
Classification                       Period            Expense        Retirements      Changes           Period
- --------------                    ------------       -----------      -----------     ---------      ------------
Year Ended December 31, 1993
- ----------------------------

Cable distribution systems         $72,549,901        $14,946,872     $   (38,838)    $   -          $ 87,457,935
Buildings                              824,315            182,593            -            -             1,006,908
Land                                     -                  -                -            -                 -
Equipment and tools                  3,596,758            889,966          (8,500)        -             4,478,224
Premium service equipment           16,565,723          1,828,317        (178,920)        -            18,215,120
Earth receive stations               2,847,094            617,343            -            -             3,464,437
Vehicles                             1,196,549            176,064        (124,737)        -             1,247,876
Leasehold improvements and
  office furniture and equipment     1,496,248            131,717           -             -             1,627,965
                                   -----------        -----------     -----------      --------      ------------

                                   $99,076,588        $18,772,872     $  (350,995)    $   -          $117,498,465
                                   ===========        ===========     ===========     ==========     ============


Year Ended December 31, 1992
- ----------------------------

Cable distribution systems         $58,787,289        $14,290,562     $  (527,950)    $    -         $  72,549,901
Buildings                              675,849            148,466           -              -               824,315
Land                                     -                  -               -              -                 -
Equipment and tools                  2,789,084            807,674           -              -             3,596,758
Premium service equipment           15,098,943          2,340,928        (874,148)         -            16,565,723
Earth receive stations               2,241,552            608,565          (3,023)         -             2,847,094
Vehicles                             1,270,445            166,727        (240,623)         -             1,196,549
Leasehold improvements and
  office furniture and equipment     1,289,115            207,133           -              -             1,496,248
                                   -----------        -----------     -----------      ---------     -------------

                                   $82,152,277        $18,570,055     $(1,645,744)1   $    -         $  99,076,588
                                   ===========        ===========     ===========     ==========     =============


Year Ended December 31, 1991
- ----------------------------

Cable distribution systems         $43,708,145        $15,094,114     $   (14,970)    $    -         $  58,787,289
Buildings                              534,179            141,670           -              -               675,849
Land                                     -                  -               -              -                 -
Equipment and tools                  1,908,874            881,219          (1,009)         -             2,789,084
Premium service equipment           11,198,333          3,900,610           -              -            15,098,943
Earth receive stations               1,805,466            568,573        (132,487)         -             2,241,552
Vehicles                             1,256,711            147,734        (134,000)         -             1,270,445
Leasehold improvements and
  office furniture and equipment       999,698            289,417           -              -             1,289,115
                                   -----------        -----------     -----------     ----------     -------------

                                   $61,411,406        $21,023,337     $  (282,466)    $    -         $  82,152,277
                                   ===========        ===========     ===========     ==========     =============

1    Amount primarily represents the sale of the California City, California cable television system.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

   None

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnerships themselves have no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.

        Name                             Age              Positions with the General Partner
        ----                             ---              ----------------------------------
 Glenn R. Jones                          63         Chairman of the Board and Chief Executive Officer
 James B. O'Brien                        44         President, Chief Operating Officer and Director
 Ruth E. Warren                          43         Group Vice President/Operations
 Kevin P. Coyle                          42         Group Vice President/Finance
 Christopher J. Bowick                   37         Group Vice President/Technology
 Timothy J. Burke                        42         Group Vice President/Taxation, Administration
 Raymond L. Vigil                        46         Group Vice President/Human Resources and Director
 James J. Krejci                         51         Group Vice President and Director
 Elizabeth M. Steele                     41         Vice President/General Counsel and Secretary
 Michael J. Bartolementi                 34         Controller
 George J. Feltovich                     52         Director
 Patrick J. Lombardi                     45         Director
 Howard O. Thrall                        46         Director


         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. He is also Chairman of the Board of Directors and Chief Executive Officer of Jones Spacelink, Ltd., a publicly held cable television company that is a subsidiary of Jones International, Ltd. and the parent of the General Partner. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and member of the Board of Directors of the National Cable Television Association and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society, the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990; the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc., for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress, is on the Board of Governors of the American Society of Training and Development and is a director of the National Alliance of Business.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982 as System Manager, Brighton, Colorado, and was later promoted to the position of General Manager, Gaston County, North Carolina. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc., and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and served in various capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren also serves as Vice President/Operations of Jones Spacelink, Ltd.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990. He is also a member of the Board of Directors of Jones Spacelink, Ltd.

         Mr. Raymond L. Vigil joined the General Partner in April 1993 as Group Vice President/Human Resources and was elected a Director of the General Partner in November 1993. Previous to joining the General Partner, Mr. Vigil served as Executive Director of

Learning with USWest from September 1989 to April 1993. Prior to that, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Mr. James J. Krejci joined Jones International, Ltd. in March 1985 as Group Vice President. He was elected Group Vice President and Director of the General Partner in August 1987. He is also an officer of Jones Futurex, Inc., a subsidiary of Jones Spacelink, Ltd. engaged in manufacturing and marketing data encryption devices, Jones Information Management, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services. Prior to joining Jones International, Ltd., Mr. Krejci was employed by Becton Dickinson and Company, a medical products manufacturing firm.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. Ms. Steele also is an officer of Jones Spacelink, Ltd. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Michael J. Bartolementi joined the General Partner in September 1984 as an accounting manager and was promoted to Assistant Controller in September 1985. He was named Controller in November 1990.

         Mr. George J. Feltovich was elected a Director of the General Partner in March 1993. Mr. Feltovich has been a private investor since 1978. Prior to 1978, Mr. Feltovich served as an administrative and legal consultant to various private and governmental housing programs. Mr. Feltovich was admitted to practice law in California, Pennsylvania and the District of Columbia and is a member of the California Bar Association.

         Mr. Patrick J. Lombardi has been a Director of the General Partner since February 1984 and has served as a member of the Audit Committee of the Board of Directors since February 1985. In September 1985, Mr. Lombardi was appointed Vice President of The Jones Group, Ltd., and in June 1989 was elected President of Jones Global Group, Inc., both affiliates of the General Partner. Mr. Lombardi is President and a director of Jones Financial Group, Ltd., an affiliate of the General Partner, and Group Vice President/Finance and a director of Jones International, Ltd.

         Mr. Howard O. Thrall was elected a Director of the General Partner in December 1988 and serves as a member of the Audit Committee and the special Stock Option Committee, which was established in August of 1992. From 1984 until August 1993, Mr. Thrall was associated with Douglas Aircraft Company, an aircraft manufacturing firm, most recently as Regional Vice President Marketing. In September 1993, Mr. Thrall joined World Airways, Inc. as Vice President of Sales, Asian Region.

                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnerships have no employees; however, various personnel are required to operate the cable television systems owned by the Partnerships. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreements of the Partnerships, the cost of such employment is charged by the General Partner to the Partnerships as a direct reimbursement item. See Item 13.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests in any of the Partnerships.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnerships as contemplated by the limited partnership agreements of the Partnerships and as disclosed in the prospectus for the Partnerships. The General Partner believes that the terms of such transactions, which are set forth in the Partnerships' limited partnership agreements, are generally as favorable as could be obtained by the Partnerships from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnerships from unaffiliated parties.

         The General Partner charges the Partnerships for management fees, and the Partnerships reimburse the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreements of the Partnerships. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnerships. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the Partnerships. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnerships. The interest rate charged the Partnerships approximates the General Partner's weighted average cost of borrowing. Affiliates of the General Partner have received amounts from the Partnerships for performing brokerage services.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, for a fee based upon the number of subscribers receiving the programming. These systems also receive educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, for a fee based upon the number of subscribers receiving the programming.

         The charges to the Partnerships for related transactions are as follows for the periods indicated:



                                                                  Year Ended December 31,
                                                                  -----------------------
  Cable TV Fund 12-A                                        1993           1992           1991
 -------------------                                        ----           ----           ----
 Management fees                                         $1,448,186     $1,334,651     $1,216,130
 Brokerage fees                                                 -0-            -0-         37,000
 Allocation of expenses                                   1,993,892      1,822,265      1,484,588
 Interest expense                                             1,029            -0-          1,071
 Amount of notes and advances outstanding                   188,223        261,348            -0-
 Highest amount of notes and advances outstanding           261,348        261,348        385,283
 Programming fees:
       Superaudio                                            45,495         44,605         39,588
       Mind Extension University                             26,411         25,559         24,313


                                                                     Year Ended December 31,
                                                                     -----------------------
  Cable TV Fund 12-B                                     1993                 1992              1991
 -------------------                                     ----                 ----              ----
 Management fees                                     $1,348,760          $1,268,453         $1,121,743
 Allocation of expenses                               1,857,040           1,695,947          1,395,320
 Interest expense                                            -0-             29,205            205,339
 Amount of notes and advances outstanding               163,266             289,033            215,769
 Highest amount of notes and advances outstanding       289,033             289,033          2,607,894
 Programming fees:
         Superaudio                                      40,882              40,430             37,199
          Mind Extension University                      23,769              23,165             22,831

The activities of Fund 12-C and Fund 12-D are limited to their equity ownership in the Venture. See the following related party disclosure for the Venture.

                                                               Year Ended December 31,
                                                               -----------------------
  Cable TV Fund 12-BCD                                   1993          1992          1991
 ---------------------                                   ----          ----          ----
 Management fees                                     $4,456,577     $4,178,376    $3,902,475
 Brokerage fees                                             -0-         78,620        55,400
 Allocation of expenses                               6,048,783      5,580,114     4,640,219
 Interest expense                                        15,477        126,073       171,942
 Amount of notes and advances outstanding               188,430        511,646     4,606,840
 Highest amount of notes and advances outstanding       511,646      5,660,955     4,606,840
 Programming fees:
         Superaudio                                     134,179        132,091       120,851
          Mind Extension University                      79,002         76,676        72,218

                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

 (a)1. See index to financial statements at page 21 for list of financial statements and exhibits thereto filed as a part of this report.
 2.                        Fund 12-A:
                           Schedule V - Property, Plant and Equipment
                           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

                           Fund 12-B:
                           Schedule V - Property, Plant and Equipment
                           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

                           Fund 12-D:
                           Schedule V - Property, Plant and Equipment
                           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

                           12-BCD Venture
                           Schedule V - Property, Plant and Equipment
                           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

 3.                        The following exhibits are filed herewith.

 4.1                       Limited Partnership Agreements for Cable TV Funds
                           12-A, 12-B and 12-C.  (1)

 4.2                       Limited Partnership Agreement of Cable TV Fund 12-D.
                           (3)

 4.3 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. (3)

 10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD). (2)

 10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Lancaster, California (Fund 12-BCD). (2)


 10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Unincorporated portions of Los Angeles County, California (Fund 12-BCD). (2)

 10.1.3.1 Copy of Los Angeles County Code regarding cable tv system franchises (Fund 12- BCD). (8)


 10.1.3.2 Copy of Ordinance 90-0118F dated 10/29/90 granting a cable television franchise to Fund 12-BCD (Fund 12-BCD). (8)


 10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Green Valley/Elizabeth Lake/Leona Valley unincorporated areas of Los Angeles County, California (Fund 12-BCD). (3)

 10.1.4.1 Ordinance 88-0166F dated 10/4/88 amending the franchise described in 10.1.5 (Fund 12-BCD). (8)


 10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD). (8)

 10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fort Myers, Florida (Fund 12-A). (1)


 10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lee County, Florida (Fund 12-A). (1)


 10.1.7.1                  Renewal of Permit dated 3/4/92 (Fund 12-A).  (8)

 10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Tampa, Florida (Fund 12-BCD). (1)


 10.1.8.1 Resolution No. 1153 dated 10/2/86 authorizing consent to transfer of the franchise and amendment to the franchise agreement (Fund 12-BCD). (8)

 10.1.8.2                  Amendment to franchise agreement dated 10/6/86 (Fund
                           12-BCD).  (8)

 10.1.8.3 Franchise transfer, acceptance and consent to transfer dated 10/6/86 (Fund 12- BCD). (8)

 10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Augusta, Georgia (Fund 12-B). (1)


 10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Blythe, Georgia (Fund 12-B). (3)


 10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Burke, Georgia (Fund 12-B). (5)

 10.1.12 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Columbia County, Georgia (Fund 12-B). (8)


 10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Hephzibah, Georgia (Fund 12-B). (1)

 10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Richmond County, Georgia (Fund 12-B). (1)


 10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated portions of Cook County, Illinois (Fund 12-A). (3)


 10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Grayslake, Illinois (Fund 12-A). (1)

 10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Lake County, Illinois (Fund 12-A). (1)


 10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Libertyville, Illinois (Fund 12- A). (1)

 10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Mundelein, Illinois (Fund 12-A). (1)


 10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Orland Park, Illinois (Fund 12-A). (1)

 10.1.21 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Park Forest, Illinois (Fund 12-A). (1)


 10.1.22 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Wauconda, Illinois (Fund 12-A). (1)


 10.1.23 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12- BCD). (2)

 10.1.24 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12- BCD). (2)


 10.1.25 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD). (2)

 10.1.25.1 Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD. (8)


 10.1.26 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12- BCD). (2)


 10.1.27 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12- BCD). (2)

 10.1.28 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12- BCD). (8)

 10.1.29 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-BCD). (2)


 10.1.30 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD). (2)

 10.1.31 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD). (2)


 10.1.31.1 Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to Fund 12-BCD. (8)


 10.2.1 Credit Agreement, dated as of July 15, 1992, between Cable TV Fund 12-A, Ltd. and Mellon Bank, N.A, for itself and as agent for various lenders. (8)

 10.2.2 Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank, individually and as agent for various lenders. (1)


 10.2.2.1 Amendment No. 1 dated as of August 14, 1986, to Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank, individually and as agent for various lenders. (8)

 10.2.2.2 Amendment No. 2 dated March 31, 1988 to Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank, individually and as agent for various lenders. (8)


 10.2.2.3 Amendment No. 3 dated March 29, 1989 to Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank, individually and as agent for various lenders. (8)


 10.2.2.4 Amendment No. 4 dated November 29, 1991 to Loan and Security Agreement dated November 1991 between Cable TV Fund 12-B, Ltd. and Corestates Bank, N.A. (formerly The Philadelphia National Bank), individually and as agent for various lenders. (6)

 10.2.3 Note Purchase Agreement dated as of March 31, 1992 among Fund 12-BCD Venture and various note purchasers. (8)


 10.3.1 Purchase and Sale Agreement dated as of March 29, 1988 by and between Cable TV Fund 12-BCD Venture as Buyer and Video Company as Seller. (4)

 10.3.2 Purchase and Sale Agreement dated 9/20/91 and amendments thereto between Cable TV Fund 12-BCD Venture as Seller and Falcon Classic Cable Income Properties, L.P. (Fund 12-BCD). (7)

 __________


 (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).



 (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (4) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (5) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (6) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (7) Incorporated by reference from the Forms 8-K of Fund 12-B, Fund 12-C and Fund 12- D dated 4/6/92 (Commission File Nos. 0-13193, 0-13964 and 0-14206,
                           respectively).



 (8) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File Nos. 0-13192, 0-13807, 0-13964
                           and 0-14206).


 (b)                       Reports on Form 8-K.


                           None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CABLE TV FUND 12-A, LTD.
                                       CABLE TV FUND 12-B, LTD.
                                       CABLE TV FUND 12-C, LTD.
                                       CABLE TV FUND 12-D, LTD.
                                       Colorado limited partnerships
                                       By:      Jones Intercable, Inc.,
                                                their general partner


                                       By:      /s/ GLENN R. JONES
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
Dated:    March 25, 1994                        Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By:  /s/ GLENN R. JONES
                                          -------------------------------
                                          Glenn R. Jones
                                          Chairman of the Board and Chief
                                          Executive Officer
Dated:   March 25, 1994                   (Principal Executive Officer)


                                     By:  /s/ KEVIN P. COYLE
                                          -------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          and Treasurer
Dated:   March 25, 1994                   (Principal Financial Officer)


                                     By:  /s/ MICHAEL J. BARTOLEMENTI
                                          -------------------------------
                                          Michael J. Bartolementi
                                          Controller
Dated:   March 25, 1994                   (Principal Accounting Officer)

                                    By:  /s/ JAMES B. O'BRIEN
                                         --------------------------------------
                                         James B. O'Brien
Dated:       March 25, 1994              President and Director


                                    By:  /s/ JAMES J. KREJCI
                                         --------------------------------------
                                         James J. Krejci
                                         Group Vice President
Dated:       March 25, 1994              and Director


                                    By:  /s/ PATRICK J. LOMBARDI
                                         --------------------------------------
                                         Patrick J. Lombardi
Dated:       March 25, 1994              Director


                                    By:  /s/ RAYMOND L. VIGIL
                                         --------------------------------------
                                         Raymond L. Vigil
Dated:       March 25, 1994              Director


                                    By:
                                         --------------------------------------
                                         George J. Feltovich
Dated:                                   Director


                                    By:
                                         --------------------------------------
                                         Howard O. Thrall
Dated:                                   Director