Form 10-Q
period 1994-09-30
CABLE TV FUND 12-C LTD
filed 1994-11-10
CIK 782975

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________to __________________

                         Commission File Number 0-13964

                           Cable TV Fund 12-C, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-0970000
- - --------------------------------------------------------------------------------
State of organization                                       I.R.S.employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No
     ---                                                                   ---

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              September 30,           December 31,
                          ASSETS                                                  1994                    1993
                          ------                                              ------------            ------------
                                                                              $       -               $     -
                                                                              ============            ============
           LIABILITIES AND PARTNER'S CAPITAL (DEFICIT)
           -------------------------------------------

LIABILITIES:

   Loss in excess of investment in
     cable television Joint Venture                                           $  2,439,009            $  1,035,256
   Accounts payable - affiliated entities                                          159,137                 159,137
                                                                              ------------            ------------

                 Total liabilities                                               2,598,146               1,194,393
                                                                              ------------            ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner-
        Contributed capital                                                          1,000                   1,000
        Accumulated deficit                                                       (231,378)               (217,340)
                                                                              ------------            ------------

                                                                                  (230,378)               (216,340)
                                                                              ------------            ------------

   Limited Partners-
       Net contributed capital
        (47,626 units outstanding at
         September 30, 1994 and  December 31, 1993)                             19,998,049              19,998,049
       Accumulated deficit                                                     (22,365,817)            (20,976,102)
                                                                              ------------            ------------

                                                                                (2,367,768)               (978,053)
                                                                              ------------            ------------

                 Total liabilities and partners' capital (deficit)            $     -                 $     -
                                                                              ============            ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                       For the Three Months Ended            For the Nine Months Ended
                                                              September 30,                          September 30,
                                                   ---------------------------------   -----------------------------------

                                                         1994             1993              1994               1993
                                                   ---------------   ---------------   --------------    -----------------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                                      $(433,975)       $ (424,830)       $(1,403,753)           $(1,239,980)

  OTHER INCOME (EXPENSE)                                -                 -                  -                      -
                                                     ---------        ----------        -----------            -----------

NET LOSS                                             $(433,975)       $ (424,830)       $(1,403,753)           $(1,239,980)
                                                     =========        ==========        ===========            ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $  (4,340)       $   (4,248)       $   (14,038)           $   (12,400)
                                                     =========        ==========        ===========            ===========

  Limited Partners                                   $(429,635)       $ (420,582)       $(1,389,715)           $(1,227,580)
                                                     =========        ==========        ===========            ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $   (9.02)     $      (8.83)     $      (29.18)         $      (25.78)
                                                     =========        ==========        ===========            ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     47,626            47,626             47,626                 47,626
                                                     =========         =========        ===========           ============



            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------

                                                                                  1994                 1993
                                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(1,403,753)         $(1,239,980)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable
        television joint venture                                                1,403,753            1,239,980
                                                                              -----------          -----------

         Net cash provided by operating activities                                 -                   -
                                                                              -----------          -----------

Cash, beginning of period                                                          -                   -
                                                                              -----------          -----------

Cash, end of period                                                           $    -               $   -
                                                                              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest Paid                                                               $    -               $   -
                                                                              ===========          ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and September 30, 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          The Partnership owns an approximate 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving Palmdale, California, Albuquerque, New Mexico and Tampa, Florida.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly. It holds cable television systems only through its investment in the Venture. Management fees paid by the Venture to the General Partner during the three and nine month periods ended September 30, 1994 (attributable to Fund 12-C's approximate 15 percent interest in the Venture) were $176,034 and $524,729, respectively, as compared to $170,035 and $510,719, respectively, for the similar 1993 periods.

          The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based upon revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 (attributable to Fund 12-C's approximate 15 percent interest in the Venture) were $239,053 and $760,640, respectively, as compared to $225,151 and $656,319, respectively, for the similar 1993 periods.

          See Note (3) for disclosure of total management fees and allocated overhead and administrtive expenses paid by the Venture.

(3) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

          ASSETS                                            September 30, 1994            December 31, 1993
          ------                                            ------------------            -----------------
Cash and accounts receivable                                $       8,323,196             $       5,076,281

Investment in cable television properties                         159,921,307                   163,102,503

Other assets                                                        1,855,813                     1,491,768
                                                            -----------------             -----------------

          Total Assets                                      $     170,100,316             $     169,670,552
                                                            =================             =================

  LIABILITIES AND PARTNERS' CAPITAL                         September 30, 1994            December 31, 1993
 ----------------------------------                         ------------------            -----------------
Debt                                                           $  179,845,761                 $ 167,698,697

Payables and accrued liabilities                                    5,172,132                     7,701,364

Partners' contributed capital                                     135,490,944                   135,490,944

Accumulated deficit                                              (150,408,521)                 (141,220,453)
                                                               --------------                 -------------

          Total liabilities and  partners' capital             $  170,100,316                 $ 169,670,552
                                                               ==============                 =============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended              For the Nine Months Ended
                                                        September 30,                        September 30,
                                           -----------------------------------    -----------------------------------
                                                1994               1993                 1994              1993
                                           ---------------   -----------------    ---------------   -----------------
Revenues                                   $ 23,044,158       $ 22,258,841         $ 68,690,849       $ 66,856,774

Operating, general and
   administrative expense                   (13,917,034)       (13,183,160)         (41,274,181)       (38,683,642)

Management fees and allocated
  overhead from General Partner              (2,716,895)        (2,586,639)          (8,413,202)        (7,638,684)

Depreciation and amortization                (5,955,556)        (6,296,713)         (18,488,878)       (19,131,623)
                                           ------------       ------------         ------------       ------------

Operating income                                454,673            192,329              514,588          1,402,825

Interest expense                             (3,364,650)        (3,001,313)          (9,680,988)        (9,005,389)

Other, net                                       69,457             28,321              (21,668)          (513,546)
                                           ------------       ------------         ------------       ------------

Net loss                                   $ (2,840,520)      $ (2,780,663)        $ (9,188,068)      $ (8,116,110)
                                           ============       ============         ============       ============

          Management fees paid to the General Partner by the Venture totalled $1,152,207 and $3,434,542, for the three and nine months ended September 30, 1994, respectively, and $1,112,942 and $3,342,839, for the three and nine months ended September 30, 1993, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $1,564,687 and $4,978,659 for the three and nine months ended September 30, 1994, respectively, and $1,473,697 and $4,295,845, for the three and nine months ended September 30, 1993, respectively.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Cable TV Fund 12-C owns an approximate 15 percent interest in the Venture. The investment in cable television joint venture, accounted for under the equity method, has decreased by $1,403,753 when compared to the December 31, 1993 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first nine months of 1994. These losses are expected to continue for the remainder of 1993.

         Capital expenditures for the Venture totalled approximately $14,670,000 during the first nine months of 1994. Such expenditures were funded by cash generated from operations and by borrowings from the Venture's revolving credit facility. Approximately 30 percent of these expenditures were for the construction of service drops to subscribers homes and approximately 7 percent were for the construction of cable television plant extensions. The remainder of the expenditures were for various enhancements in each of the Venture's cable television systems. Budgeted capital expenditures for the remainder of 1994 are approximately $6,100,000. Cable television plant extensions are expected to account for approximately 30 percent of these expenditures. Service drops to homes are expected to account for 12 percent of the expenditures. The remainder of the expenditures are for various system enhancements in all the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings from the Venture's newly amended revolving credit facility. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act and the Partnership's liquidity position.

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

         The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and increase the commitment to $87,000,000. The balance outstanding at September 30, 1994 was $86,141,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to
1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of September 30, 1994 and 1993 were 6.44 percent and 4.97 percent respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         Subject to Regulation and Legislation as discussed below, and assuming successful renegotiation of its credit facility, the Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Venture should elect to file cost-of-service showings in all of its systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.


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


                             RESULTS OF OPERATIONS

         Revenues in the Venture's operating systems increased $785,317, or approximately 4 percent, from $22,258,841 in 1993 to $23,044,158 for the three months ended September 30, 1994. For the nine month periods ended September 30, revenues increased $1,834,075, or approximately 3 percent, from $66,856,774 in 1993 to $68,690,849 in 1994. The increases in revenue were primarily due to increases in basic subscribers. The Venture had an increase of basic subscribers of 13,620, or approximately 7 percent, from 209,197 at September 30, 1993 to 222,817 at September 30, 1994. The increases in revenues were also partially due to an increase in ad sales revenues. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. No other single factor significantly affected the increases in revenues.

         Operating, general and administrative expenses in the Venture's operating systems increased $733,874, or approximately 6 percent, from $13,183,160 in 1993 to $13,917,034 for the three months ended September 30, 1994. For the nine month periods, operating, general and administrative expenses increased $2,590,539, or approximately 7 percent, from $38,683,642 in 1993 to $41,274,181 in 1994. Operating, general and administrative expenses represented 60 percent of revenue for the three and nine month periods ended September 30, 1994, compared to 59 percent and 58 percent, respectively for the three and nine month periods ended September 30, 1993. Increases in subscriber related costs accounted for approximately 39 percent and 30 percent, respectively of the three and nine month increases in operating, general and administrative expenses. Increases in marketing costs accounted for 31 percent and 19 percent, respectively of the three and nine month increases. No other individual factor contributed significantly to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $130,256 or approximately 5 percent, from $2,586,639 for the three months ended September 30, 1993 to $2,716,895 for the comparable 1994 period. For the nine months ended September 30, 1994 management fees and allocated overhead from the General Partner increased $774,518, or approximately 10 percent, from $7,638,684 to $8,413,202. These increases are primarily due to the increases in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases is expenses, including personnel costs and reregulation costs. Depreciation and amortization expense decreased $341,157, or approximately 5 percent, from $6,296,713 to $5,955,556 for the three month periods and $642,745, or approximately 3 percent, from $19,131,623 to $18,488,878 for the nine month periods. These decreases are due primarily to the maturation of the Venture's intangible asset base.

         The Venture recorded operating income of $454,673 and $514,588, respectively, for the three and nine month periods ended September 30, 1994, compared to operating income of $192,329 and $1,402,825, respectively, for the three and nine month periods ended September 30, 1993. This change is the result of the increases in revenues and the decreases in depreciation and amortization expenses exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $78,813, or approximately 1 percent, from $6,489,042 for the three months ended September 30, 1993 to $6,410,229 in 1994. This increase is due to the increases in revenue exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. For the nine month periods, operating income before depreciation and amortization decreased $1,530,982 or approximately 7 percent, from $20,534,448 for the nine months ended September 30, 1993 to $19,003,466 in 1994. This decrease is due to the increase in operating, general and administrative expense exceeding the increase in revenue.

         For the three month periods ended September 30, 1994 and 1993, interest expense increased $363,337, or approximately 12 percent, from $3,001,313 to $3,364,650. For the nine month periods ended September 30, 1994 and 1993 interest expense increased $675,599, or approximately 8 percent, from $9,005,389 to $9,680,988. The increases were due primarily to higher interest rates on interest-bearing obligations.

         The Venture's net loss increased $59,857, or approximately 2 percent, from $2,780,663 to $2,840,520 between the three month periods and $1,071,958, or approximately 13 percent, from $8,116,110 to $9,188,068 between the nine month periods due primarily to the factors discussed above. Such losses are expected to continue in the future.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         a)      Exhibits

                 27)      Financial Data Schedule

         b)      Reports on Form 8-K

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

                                              CABLE TV FUND 12-C
                                              BY: JONES INTERCABLE, INC.
                                                  General Partner


                                              By: /S/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)
Dated:  November 10, 1994

                              INDEX TO EXHIBITS



Exhibit                 Description                             Page
- - -------                 -----------                             ----
  27                    Financial Data Schedule