Form 10-K405
period 1994-12-31
CABLE TV FUND 12-C LTD
filed 1995-03-15
CIK 782975

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number:               0-13964

                            CABLE TV FUND 12-C, LTD.
             (Exact name of registrant as specified in its charter)

    Colorado                                                                               84-0970000
(State of Organization)                                                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                            (303) 792-3111
(Address of principal executive office and Zip Code)                  (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

         Yes       X                                 No
               --------                                    --------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                    --------


                    DOCUMENTS INCORPORATED BY REFERENCE:None

                                    PART I.

                               ITEM 1.  BUSINESS

    THE PARTNERSHIP. Cable TV Fund 12-C, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 12-A, Ltd. ("Fund 12-A"), Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are the other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-B and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 15 percent interest, Fund 12-B owns a 9 percent interest and Fund 12-D owns a 76 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

    The Partnership does not directly own any cable television systems. The Venture owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Airforce Base, all in California (the "Palmdale/Lancaster System"); Albuquerque, New Mexico (the "Albuquerque System") and Tampa, Florida (the "Tampa System"). See Item 2. The Palmdale/Lancaster System, Albuquerque System and Tampa System may collectively be referred to as the "Systems."

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

    The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

    The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

    The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

    REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $7.95 to $14.25, monthly basic and tier ("basic plus") service rates ranged from $15.00 to $21.77 and monthly premium services ranged from $3.00 to $10.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $50.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 62% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

    The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

    The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

    Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

    FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% of basic and installation revenues to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

    The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

    COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

    MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

    DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

    Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

    There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

    Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Venture in an area served by a Venture System, the Venture could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Venture. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

    The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

    COMPETITION FOR SUBSCRIBERS IN THE SYSTEMS. Following is a summary of current competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

      Albuquerque System                    There is  one MMDS operator who  has not as  yet launched, but is believed  to be  in the  position to  launch, a  15  channel MMDS
                                            service  in the  system's  service  area.   There are  two  SMATV
                                            operators that provide  minimal competition.  One operator serves about  2,000 residential  and  mobile home  park units,  and  the second serves 3 apartment complexes of approximately 1,000 units.
                                            Albuquerque  was a  test market  for  DBS, and  approximately 100 customers have been lost to DBS.

      Palmdale/Lancaster System             There are no MMDS operators  in the system's service area.  There are  6  SMATV  operators  that  service 7,000  units  and  8 TVRO
                                            operators that  provide moderate competition.   There are two DBS
                                            operators that are  marketing aggressively; however, at this time they do not provide significant competition.


      Tampa System                          There is one MMDS operator, a few SMATV operators that  primarily serve multi-unit dwellings and  several TVRO dealers in the Tampa
                                            System's  service   area.     These  operators   provide  minimal
                                            competition.   DBS  marketing has  begun in  the  Tampa  System's
                                            service area but provides minimal competition at this time.


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

    In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

    On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

    On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

    After analyzing the effects of the two methods of rate regulation, the Venture elected to file cost-of-service showings in all of its systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, the regulatory authorities have not aproved the cost-of-service showings and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approval is received.

    Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

    On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

    The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

    There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

    Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

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

    The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

    The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

    On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

    A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

    The cable television systems owned by the Venture at December 31, 1994 are described below:

            Fund                                SYSTEM                          ACQUISITION DATE
            ----                                ------                          ----------------
 Cable TV Fund 12-B, Ltd., Cable TV   Palmdale/Lancaster System                April 1986
 Fund 12-C, Ltd. and Cable TV Fund    Albuquerque System                       August 1986
 12-D, Ltd. own a 9%, 15% and 76%     Tampa System                             December 1986
 interest, respectively, through
 their interest in Cable TV Fund
 12-BCD Venture

    The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases in 1993 as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Venture's Systems operated approximately 4,400 miles of cable plant, passing approximately 424,0900 homes, representing an approximate 55% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                           At December 31,
                                                                           ---------------
 PALMDALE/LANCASTER, CALIFORNIA                             1994                 1993                 1992
 ------------------------------                             ----                 ----                 ----
 Monthly basic plus service rate                           $21.77               $21.77                $20.00
 Basic subscribers                                         59,702               56,372                53,947
 Pay units                                                 46,214               39,928                39,793

Franchise expiration dates range from February 1999 to October 2005.

                                                                           At December 31,
                                                                           ---------------
 ALBUQUERQUE, NEW MEXICO                                    1994                 1993                 1992
 -----------------------                                    ----                 ----                 ----
 Monthly basic plus service rate                           $21.35               $21.00                $20.00
 Basic subscribers                                        106,835               98,555                92,916
 Pay units                                                 58,838               67,462                62,919

Franchise expiration dates range from January 1999 to August 2001.

                                                                           At December 31,
                                                                           ---------------
 TAMPA, FLORIDA                                             1994                 1993                 1992
 --------------                                             ----                 ----                 ----
 Monthly basic plus service rate                           $18.77               $21.63                $19.25
 Basic subscribers                                         61,413               58,145                58,711
 Pay units                                                 50,123               47,771                45,419

The Tampa franchise expires in December 1997. In 1990, the City of Tampa notified the Venture of its belief that the Venture was not in compliance with certain provisions of the franchise agreement. In September 1994, the City of Tampa and the Venture entered into a Second Amendment to Franchise Agreement providing for modifications to the franchise agreement as full and satisfactory resolution of the outstanding issues.

PROGRAMMING SERVICES

    Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

    None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 3,618.

Item 6. Selected Financial Data

                                                                 For the Year Ended December 31,
                                        --------------------------------------------------------------------------------
Cable TV Fund 12-C*                          1994            1993             1992            1991              1990
- - -------------------                     --------------  --------------   --------------  ---------------   -------------
Revenues                                 $      -        $      -        $      -         $      -           $      -
Operating Income                                -               -               -                -                  -
Equity in Net Loss of Cable Television
 Joint Venture                            (1,967,232)     (1,769,867)     (2,274,033)      (2,723,854)        (3,278,641)
Net Loss                                  (1,967,232)     (1,769,867)     (2,274,033)      (2,723,854)        (3,278,641)
Net Loss per Limited Partnership Unit         (40.89)         (36.79)         (47.27)          (56.62)            (68.15)
Weighted Average Number of Limited
 Partnership Units Outstanding                47,626          47,626          47,626           47,626             47,626
General Partner's Deficit                   (236,012)       (216,340)       (198,641)        (175,901)          (148,662)
Limited Partners' Capital (Deficit)       (2,925,613)       (978,053)        774,115        3,025,408          5,722,023
Total Assets                                     -              -               -           3,008,644          5,732,498
Debt                                             -              -               -                -                  -
General Partner Advances                         -              -               -                -                  -


* Activity in Cable TV Fund 12-C is limited to its equity interest in Cable TV Fund 12-BCD Venture.


                                                               For the Year Ended December 31,
                                       --------------------------------------------------------------------------------
Cable TV Fund 12-BCD                        1994           1993             1992            1991             1990
- - --------------------                   -------------- --------------   --------------  --------------   ---------------
Revenues                                 $ 92,823,076   $  89,131,530   $ 83,567,527     $78,049,505      $69,945,109
Depreciation & Amortization                24,658,274      25,651,237     26,764,820      30,793,053       29,972,282
Operating Income (Loss)                       441,284         900,949     (1,087,963)     (4,930,588)      (6,260,721)
Net Loss                                  (12,876,242)    (11,584,416)   (14,884,365)    (17,828,600)     (21,459,885)
General Partners' Capital (Deficit)       (18,605,751)     (5,729,509)     5,854,907      20,739,272       38,567,872
Total Assets                              170,675,914     169,670,552    175,554,620     185,834,366      196,991,456
Debt                                      180,402,748     167,698,697    160,440,488     156,131,618      151,051,428
Jones Intercable, Inc. Advances               616,810         188,430        511,646       4,606,840        1,228,418

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

Financial Condition

         Fund 12-C's investment in the Venture has decreased by $1,967,232 when compared to the December 31, 1993 balance, representing a deficit of $3,002,488. This deficit is due to Fund 12-C's share of Venture losses, which are principally the result of depreciation and amortization charges being greater than equity invested. These losses are expected to be recovered upon liquidation of the Venture.

                          CABLE TV FUND 12-BCD VENTURE

Results of Operations

         1994 Compared to 1993

         Revenues of Cable TV Fund 12-BCD Venture (the "Venture") increased $3,691,546, or approximately 4 percent, from $89,131,530 in 1993 to $92,823,076 in 1994. Between December 31, 1993 and 1994, the Venture added 14,878 basic subscribers, an increase of approximately 7 percent. This increase in basic subscribers accounted for approximately 37 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 28 percent of the increase in revenues. Increases in premium service and pay-per-view revenues accounted for approximately 27 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $4,057,270, or approximately 8 percent, from $52,073,984 in 1993 to $56,131,254 in 1994. Operating, general and administrative expense represented 58 percent and 60 percent of revenue in 1993 and in 1994, respectively. The increase in operating, general and administrative expense was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $1,086,904, or approximately 10 percent, from $10,505,360 in 1993 to $11,592,264 in 1994 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $992,963, or approximately 4 percent, from $25,651,237 in 1993 to $24,658,274 in 1994. The decrease is due to the maturation of the Venture's asset base.

         The Venture's operating income decreased $459,665 or approximately 51 percent, from $900,949 in 1993 to $441,284 in 1994. This decrease is the result of increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increases in revenue and offset by the decreases in depreciation and amortization expenses. Operating income before depreciation and amortization decreased $1,452,628, or approximately 5 percent, from $26,552,186 in 1993 to $25,099,558 in 1994. This decrease is due to the increase in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues.

         Interest expense increased $1,318,943, or 11 percent, from $11,989,130 in 1993 to $13,308,073 in 1994 due to higher interest rates and higher outstanding balances on interest bearing obligations.

         Net loss increased $1,291,826, or approximately 11 percent, from $11,584,416 in 1993 to $12,876,242 in 1994 due to the factors discussed above.

         1993 Compared to 1992

         Revenues of the Venture increased $5,564,003, or approximately 7 percent, from $83,567,527 in 1992 to $89,131,530 in 1993. Between December 31,
1992 and 1993, the Venture added 7,498 basic subscribers, an increase of approximately 4 percent. This increase in basic subscribers accounted for approximately 32 percent of the increase in revenues. Basic service rate adjustments were responsible for approximately 38 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 12 percent of the increase in revenues. Increases in pay-per-view revenue accounted for approximately 14 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $3,941,804, or approximately 8 percent, from $48,132,180 in 1992 to $52,073,984 in 1993. Operating, general and administrative expense represented 58 percent of revenue in 1993 and in 1992. The increase in operating, general and administrative expense was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $746,870, or approximately 8 percent, from $9,758,490 in 1992 to $10,505,360 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $1,113,583, or approximately 4 percent, from $26,764,820 in 1992 to $25,651,237 in 1993. The decrease was due to the maturation of the Venture's asset base.

         The Venture recorded operating income of $900,949 for 1993 compared to an operating loss of $1,087,963 for 1992. This change is the result of increases in revenue and the decreases in depreciation and amortization expenses exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. Operating income before depreciation and amortization increased $875,329, or approximately 3 percent, from $25,676,857 in 1992 to $26,552,186 in 1993. This increase was due to the increase in revenues exceeding the increase in operating, general and administrative expenses and administrative fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $33,744, or less than 1 percent, from $12,022,874 in 1992 to $11,989,130 in 1993 due to lower interest rates on interest bearing obligations, which were offset, in part, by higher balances on such obligations. The 1992 expense primarily represented the Sunbelt litigation settlement. The settlement was accrued by the Venture in 1992 and paid by the Venture in March 1993.

         Net loss decreased $3,299,949, or approximately 22 percent, from $14,884,365 in 1992 to $11,584,416 in 1993 due to the factors discussed above. These losses are expected to continue in the future.


Financial Condition

         Capital expenditures for the Venture totaled approximately $21,000,000 during 1994. Service drops to homes accounted for approximately 30 percent of the capital expenditures. New plant construction accounted for approximately 19 percent of the capital expenditures. Approximately 7 percent of capital expenditures was for converters. The upgrade of the Venture's Albuquerque, New Mexico system accounted for approximately 5 percent of capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings under the Venture's credit facility. Expected capital expenditures for 1995 are approximately $20,000,000. Service drops to homes are anticipated to account for approximately 32 percent. Approximately 23 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. The Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a revolving credit agreement with a group of commercial bank lenders.

         The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if the notes are prepaid prior to maturity. The make-whole premium protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

         The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and revised the commitment to $87,000,000. The balance outstanding at December 31, 1994 was $86,541,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus
1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of December 31, 1994 and 1993 were 7.26 percent and 5.08 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings for its systems and thus anticipates no further reductions in rates. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                             CABLE TV FUND 12-C AND
                          CABLE TV FUND 12-BCD VENTURE

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                                  Page
                                                                    --------------------------------

                                                                    12-C                      12-BCD
                                                                    ----                      ------
Report of Independent Public Accountants                             17                          24

Balance Sheets                                                       18                          25

Statements of Operations                                             19                          27

Statements of Partners' Capital (Deficit)                            20                          28

Statements of Cash Flows                                             21                          29

Notes to Financial Statements                                        22                          30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 12-C:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-C (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-C as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                             -----------------------------
                                                                                1994              1993
                                                                             ------------     ------------
                          ASSETS                                             $     -          $     -
                          ------                                             ============     ============

                 LIABILITIES AND PARTNERS' DEFICIT
                 ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                                 $  3,002,488     $  1,035,256
  Accounts payable-affiliated entities                                            159,137          159,137
                                                                             ------------     ------------

                 Total liabilities                                              3,161,625        1,194,393
                                                                             ------------     ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                             1,000            1,000
    Accumulated deficit                                                          (237,012)        (217,340)
                                                                             ------------     ------------

                                                                                 (236,012)        (216,340)
                                                                             ------------     ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       December 31, 1994 and 1993)                                             19,998,049       19,998,049
    Accumulated deficit                                                       (22,923,662)     (20,976,102)
                                                                             ------------     ------------

                                                                               (2,925,613)        (978,053)
                                                                             ------------     ------------

                 Total liabilities and partners' deficit                     $      -         $      -
                                                                             ============     ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                     For the Year Ended December 31,
                                                            -----------------------------------------------
                                                               1994               1993             1992
                                                            -----------        -----------      -----------
EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                  $(1,967,232)       $(1,769,867)     $(2,274,033)
                                                            -----------        -----------      -----------

NET LOSS                                                    $(1,967,232)       $(1,769,867)     $(2,274,033)
                                                            ===========        ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                                           $   (19,672)       $   (17,699)     $   (22,740)
                                                            ===========        ===========      ===========

  Limited Partners                                          $(1,947,560)       $(1,752,168)     $(2,251,293)
                                                            ===========        ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                          $    (40.89)       $    (36.79)     $    (47.27)
                                                            ===========        ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                              47,626             47,626           47,626
                                                            ===========        ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                For the Year Ended December 31,
                                                  -------------------------------------------------------
                                                      1994                  1993                  1992
                                                  ------------           -----------           ----------
GENERAL PARTNER:
  Balance, beginning of year                      $   (216,340)          $  (198,641)         $  (175,901)
  Net loss for year                                    (19,672)              (17,699)             (22,740)
                                                  ------------           -----------           ----------

  Balance, end of year                            $   (236,012)          $  (216,340)         $  (198,641)
                                                  ============           ===========          ===========

LIMITED PARTNERS:
  Balance, beginning of year                      $   (978,053)          $   774,115          $ 3,025,408
  Net loss for year                                 (1,947,560)           (1,752,168)          (2,251,293)
                                                  ------------           -----------          -----------

  Balance, end of year                             $(2,925,613)          $  (978,053)        $    774,115
                                                   ===========           ===========         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-C
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                          For the Year Ended December 31,
                                                         -------------------------------------------------------------

                                                              1994                   1993                1992
                                                          -----------           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(1,967,232)          $(1,769,867)         $(2,274,033)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Equity in net loss of cable
      television joint venture                              1,967,232             1,769,867            2,274,033
                                                          -----------           -----------          -----------

          Net cash provided by operating
              activities                                        -                     -                   -
                                                          -----------           -----------          -----------

Net change in cash                                              -                     -                   -
                                                          -----------           -----------          -----------

Cash, beginning of year                                         -                     -                   -
                                                          -----------           -----------          -----------

Cash, end of year                                         $      -              $      -             $      -
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

                 Fund 12-C owns an interest of approximately 15 percent in Cable TV Fund 12-BCD Venture (the "Venture"), through capital contributions made in 1986 of $20,700,000. The Venture acquired certain cable television systems in New Mexico, California, and Florida during 1986. The Venture incurred losses of $12,876,242, $11,584,416 and $14,884,365 in 1994, 1993 and
1992, respectively, of which $1,967,232, $1,769,867 and $2,274,033, respectively, were allocated to Fund 12-C.

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

         Investment in Cable Television Joint Venture

                 The investment in the Venture is accounted for under the equity method due to Fund 12-C's influence on the Venture as a general partner. The operations of the Venture are significant to Fund 12-C and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 25 to 34.

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

                 Fund 12-C's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to Fund 12-C's qualification as such, or in changes with respect to Fund 12- C's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-BCD Venture:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1995.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                            December 31,
                                                                             ---------------------------------------

                          ASSETS                                                   1994                    1993
                          ------                                             ----------------        ---------------
CASH AND CASH EQUIVALENTS                                                    $   4,391,602           $    1,962,657

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $339,139
    and $265,542 at December 31, 1994 and 1993, respectively                     3,807,271                2,954,487
  Affiliated entity                                                                159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       272,998,315              251,810,225
  Less- accumulated depreciation                                              (135,711,082)            (117,498,465)
                                                                             -------------            -------------

                                                                               137,287,233              134,311,760
  Franchise costs, net of accumulated amortization of $48,828,848 and
    $43,008,846 at December 31, 1994 and 1993, respectively                     18,219,795               23,539,797
  Subscriber lists, net of accumulated amortization of $32,743,306 and
    $32,420,504 at December 31, 1994 and 1993, respectively                         -                       322,802
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $1,280,756 and $1,128,284 at December 31, 1994
    and 1993, respectively                                                       4,775,672                4,928,144
                                                                             -------------            -------------

                 Total investment in cable television properties               160,282,700              163,102,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                        2,035,204                1,491,768
                                                                             -------------            -------------

                 Total assets                                                $ 170,675,914             $169,670,552
                                                                             =============             ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                            December 31,
                                                                             -----------------------------------------

     LIABILITIES AND PARTNERS' DEFICIT                                             1994                     1993
     ---------------------------------                                       ----------------         ----------------
LIABILITIES:
  Debt                                                                       $ 180,402,748            $ 167,698,697
  Accounts payable-
    Trade                                                                          491,846                  830,408
    Jones Intercable, Inc.                                                         616,810                  188,430
  Accrued liabilities                                                            7,125,482                6,003,390
  Subscriber prepayments                                                           644,779                  679,136
                                                                             -------------            -------------

                 Total liabilities                                             189,281,665              175,400,061
                                                                             -------------            -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  Contributed capital                                                          135,490,944              135,490,944
  Accumulated deficit                                                         (154,096,695)            (141,220,453)
                                                                             -------------            -------------

                                                                               (18,605,751)              (5,729,509)
                                                                             -------------            -------------

                 Total liabilities and partners' deficit                     $ 170,675,914            $ 169,670,552
                                                                             =============            =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31,
                                                                 -----------------------------------------------------

                                                                      1994                  1993              1992
                                                                 ---------------       --------------     ------------
REVENUES                                                          $ 92,823,076         $ 89,131,530       $ 83,567,527

COSTS AND EXPENSES:
  Operating, general and administrative                             56,131,254           52,073,984         48,132,180
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                          11,592,264           10,505,360          9,758,490
  Depreciation and amortization                                     24,658,274           25,651,237         26,764,820
                                                                  ------------         ------------       ------------

OPERATING INCOME (LOSS)                                                441,284              900,949         (1,087,963)
                                                                  ------------         ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (13,308,073)         (11,989,130)       (12,022,874)
  Gain on sale of assets                                                -                   -                  935,305
  Other, net                                                            (9,453)            (496,235)        (2,708,833)
                                                                  ------------         ------------       ------------

                 Total other income (expense), net                 (13,317,526)         (12,485,365)       (13,796,402)
                                                                  ------------         ------------       ------------

NET LOSS                                                          $(12,876,242)        $(11,584,416)      $(14,884,365)
                                                                  ============         ============       ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                               Year Ended December 31,
                                                          -----------------------------------------------------------
                                                              1994                   1993                   1992
                                                          ------------          -------------           -------------
CABLE TV FUND 12-B (9%):
  Balance, beginning of year                              $   (622,087)         $     441,362           $   1,807,747
  Net loss for year                                         (1,182,039)            (1,063,449)             (1,366,385)
                                                          ------------          -------------           -------------

  Balance, end of year                                    $ (1,804,126)         $    (622,087)          $     441,362
                                                          ============          =============           =============

CABLE TV FUND 12-C (15%):
  Balance, beginning of year                              $ (1,035,256)         $     734,611           $   3,008,644
  Net loss for year                                         (1,967,232)            (1,769,867)             (2,274,033)
                                                          ------------          -------------           -------------

  Balance, end of year                                    $ (3,002,488)          $ (1,035,256)         $      734,611
                                                          ============          =============           =============

CABLE TV FUND 12-D (76%):
  Balance, beginning of year                              $ (4,072,166)          $  4,678,934            $ 15,922,881
  Net loss for year                                         (9,726,971)            (8,751,100)            (11,243,947)
                                                          ------------          -------------           -------------

  Balance, end of year                                    $(13,799,137)          $ (4,072,166)          $   4,678,934
                                                          ============          =============           =============

TOTAL:
  Balance, beginning of year                              $ (5,729,509)          $  5,854,907            $ 20,739,272
  Net loss for year                                        (12,876,242)           (11,584,416)            (14,884,365)
                                                          ------------          -------------           -------------

  Balance, end of year                                    $(18,605,751)          $ (5,729,509)          $   5,854,907
                                                          ============          =============           =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                       1994               1993                1992
                                                                  ------------         ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(12,876,242)        $(11,584,416)      $ (14,884,365)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                 24,658,274           25,651,237          26,764,820
      Gain on sale of cable television system                           -                    -                 (935,305)
      Amortization of interest rate protection contract                 -                    -                  263,574
      Amortization of loan fees                                        151,380              121,062              90,797
      Increase in trade receivables                                   (852,784)            (147,286)           (457,715)
      Increase in deposits, prepaid
        expenses and deferred charges                                 (694,816)            (434,700)         (2,155,866)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments                 749,173           (1,234,645)          4,390,946
      Increase (decrease) in amount due
        Jones Intercable, Inc.                                         428,380             (323,216)         (4,095,194)
                                                                  ------------         ------------       -------------

                 Net cash provided by operating activities          11,563,365           12,048,036           8,981,692
                                                                  ------------         ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (21,338,471)         (18,711,639)        (15,777,221)
  Proceeds from the sale of cable television system                    -                     -                2,620,000
  Franchise settlement                                                (500,000)              -                  -
                                                                  ------------         ------------       -------------

                 Net cash used in investing activities             (21,838,471)         (18,711,639)        (13,157,221)
                                                                  ------------         ------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          16,268,610           11,954,437         164,830,973
  Repayment of debt                                                 (3,564,559)          (4,696,228)       (160,522,104)
                                                                  ------------         ------------       -------------

                 Net cash provided by financing activities          12,704,051            7,258,209           4,308,869
                                                                  ------------         ------------       -------------

Increase in cash and cash equivalents                                2,428,945              594,606             133,340

Cash and cash equivalents, beginning of year                         1,962,657            1,368,051           1,234,711
                                                                  ------------         ------------       -------------

Cash and cash equivalents, end of year                            $  4,391,602         $  1,962,657       $   1,368,051
                                                                  ============         ============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 12,450,869         $ 12,141,838       $   9,805,956
                                                                  ============         ============       =============


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

                 All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their approximate respective interests in the Partnership as follows:

                 Cable TV Fund 12-B                              9%
                 Cable TV Fund 12-C                             15%
                 Cable TV Fund 12-D                             76%
                                                               ----
                                                               100%
                                                               ====

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

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

                 Cable distribution systems                    5 - 15 years
                 Equipment and tools                            3 - 5 years
                 Office furniture and equipment                     5 years
                 Buildings                                         20 years
                 Vehicles                                           3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises and cost in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                         2 - 10 years
         Cost in excess of interests in net assets purchased         31 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Cash and Cash Equivalents

                 For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


         Reclassifications

                 Certain prior year amounts have been reclassified to conform to the 1994 presentation.


(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., an affiliate of Intercable, performs brokerage services for the Venture in connection with Venture acquisitions and sales. For brokering two acquisitions in the Tampa System for the Venture, The Jones Group, Ltd. was paid fees totaling $13,120, or 4 percent of the transaction prices, during 1992. Additionally, The Jones Group, Ltd. received $65,500, or 2.5 percent of the transaction price, during 1992 for brokering a sale in the Palmdale System. There were no brokerage fees paid during the years ended December 31, 1994 and 1993.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable for the years ended December 31, 1994, 1993 and 1992 were $4,641,154, $4,456,577 and $4,178,376, respectively.

                 The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of

Intercable with respect to each entity managed. Remaining overhead costs are allocated based on total revenues and/or the cost of assets managed for the entity. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1994, 1993 and 1992 were $6,951,110, $6,048,783 and $5,580,114, respectively.

                 The Venture was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's cost of borrowing. Total interest charged the Venture by Intercable was $33,627, $15,477 and $126,073 during 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

                 The Venture receives programming from Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totaled $135,346, $134,179 and $132,091 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totaled $124,043, $79,002 and $76,676 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $71,961.

                 The Venture receives a commission from Product Information Network, an affiliate of Intercable, based on a percentage of advertising sales and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totalling $81,592.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                  December 31,
                                                                     -------------------------------------
                                                                         1994                    1993
                                                                     -------------           -------------
                 Cable distribution system                           $ 248,337,681           $ 230,055,817
                 Equipment and tools                                    11,412,879              10,309,231
                 Office furniture and equipment                          3,014,125               2,490,235
                 Buildings                                               7,695,925               6,405,512
                 Vehicles                                                1,586,735               1,598,173
                 Land                                                      950,970                 951,257
                                                                     -------------           -------------
                                                                       272,998,315             251,810,225
                 Less-accumulated depreciation                        (135,711,082)           (117,498,465)
                                                                     -------------           -------------
                                                                     $ 137,287,233           $ 134,311,760
                                                                     =============           =============


(5)      DEBT

         Debt consists of the following:                                          December 31,
                                                                      -----------------------------------
                                                                          1994                   1993
                                                                      ------------           ------------
                 Lending institutions-
                   Revolving credit and term loan                     $ 86,541,300           $ 73,800,000
                   Senior secured notes                                 93,000,000             93,000,000

                 Capital lease obligations                                 861,448                898,697
                                                                      ------------           ------------

                                                                      $180,402,748           $167,698,697
                                                                      ============           ============


                 The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a revolving credit agreement with a group of commercial bank lenders.

                 The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if the notes are prepaid prior to maturity. The make-whole premium protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

                 The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and revised the commitment to $87,000,000. The balance outstanding at December 31, 1994 was $86,541,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to
1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of December 31, 1994 and 1993 were 7.26 percent and 5.08 percent, respectively.

                 Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

                 During 1992, the Venture incurred costs associated with renegotiating its debt arrangements. These fees were capitalized and are being amortized over the life of the debt agreements.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:
$258,434, $14,247,151, $18,716,325, $25,176,742, $31,723,304 and $90,280,792,
respectively.

(6)      INCOME TAXES

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

(7)      COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings in its systems and anticipates no further reductions in rates. The cost-of-service showings have not received final approval from franchising authorities.

                 Offices and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $345,531, $454,229 and $450,295, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for the five years in the period ending December 31, 1999 and thereafter are as follows:

                 1995                             $  475,957
                 1996                                463,812
                 1997                                461,839
                 1998                                464,903
                 1999                                341,973
                 Thereafter                        1,585,751
                                                  ----------

                                                  $3,794,235
                                                  ==========


(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION

          Supplementary profit and loss information for the respective years is presented below:

                                                                 Year Ended December 31,
                                                    -----------------------------------------------
                                                        1994              1993             1992
                                                    -----------       ------------     ------------
          Maintenance and repairs                   $ 1,214,978       $  1,119,086     $  1,146,319
                                                    ===========       ============     ============

          Taxes, other than income
            and payroll taxes                       $ 1,380,350       $  1,470,476     $  1,369,852
                                                    ===========       ============     ============

          Advertising                               $ 1,275,772       $  1,022,289     $  1,090,075
                                                    ===========       ============     ============

          Depreciation of property,
             plant and equipment                    $18,362,998        $18,772,872      $18,570,055
                                                    ===========       ============     ============

          Amortization of intangible
            assets                                  $ 6,295,276       $  6,878,365     $  8,194,765
                                                    ===========       ============     ============

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                      Name                    Age                 Positions with the General Partner
                      ----                    ---                 ----------------------------------
         Glenn R. Jones                        65       Chairman of the Board and Chief Executive Officer
         Derek H. Burney                       55       Vice Chairman of the Board
         James B. O'Brien                      45       President, Chief Operating Officer and Director
         Ruth E. Warren                        45       Group Vice President/Operations
         Kevin P. Coyle                        43       Group Vice President/Finance
         Christopher J. Bowick                 40       Group Vice President/Technology
         Timothy J. Burke                      44       Group Vice President/Taxation/Administration
         Raymond L. Vigil                      48       Group Vice President/Human Resources and Director
         Cynthia A. Winning                    43       Group Vice President/Marketing
         Elizabeth M. Steele                   43       Vice President/General Counsel/Secretary
         Larry W. Kaschinske                   35       Controller
         James J. Krejci                       53       Director
         Christine Jones Marocco               39       Director
         Daniel E. Somers                      47       Director
         Robert S. Zinn                        58       Director
         David K. Zonker                       41       Director

    Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

    Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

    Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

    Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

    Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

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

    Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

    Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

    Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

    Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

    Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

    Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

    Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

    Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

    The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

    No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

    The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

    The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

    From time to time, The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Venture in connection with Venture acquisitions and sales from or to unaffiliated entities.

    The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

    Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1994, the Venture received revenues from PIN of $81,592.

    The activities of Fund 12-C and Fund 12-D are limited to their equity ownership in the Venture. See the following related party disclosure for the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:



                                                                          At December 31,
                                                       -----------------------------------------------------
 Cable TV Fund 12-BCD                                      1994                1993                  1992
 --------------------                                  -----------          ----------            ----------
 Management fees                                       $4,641,154           $4,456,577            $4,178,376
 Brokerage fees                                               -0-                  -0-                78,620

 Allocation of expenses                                 6,951,110            6,048,783             5,580,114
 Interest expense                                          33,627               15,477               126,073
 Amount of notes and advances outstanding                 616,810              188,430               511,646
 Highest amount of notes and advances outstanding         929,508              511,646             5,660,955
 Programming fees:

      Superaudio                                          135,346              134,179               132,091
      Mind Extension University                           124,043               79,002                76,676
      Jones Computer Network                               71,961                  -0-                   -0-




                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

 (a)1.                     See index  to financial  statements for  list of financial  statements and  exhibits thereto filed as a part of this report.

 2.                        12-BCD Venture
                           Schedule V - Property, Plant and Equipment
                           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

 3.                        The following exhibits are filed herewith.

        4.1                Limited Partnership Agreements for Cable TV Funds 12-C.  (1)

        4.2                Joint Venture Agreement of Cable TV Fund 12-BCD  Venture dated as of March 17, 1986, among  Cable TV Fund  12-B, Ltd., Cable TV  Fund 12-C, Ltd. and  Cable TV Fund 12-D,
                           Ltd.  (2)

        10.1.1             Copy  of  a franchise  and related  documents thereto  granting a  community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD).

        10.1.2             Copy  of a  franchise  and related  documents thereto  granting a  community antenna television  system franchise  for the City  of Lancaster,  California (Fund 12-BCD).
                           (3)

        10.1.3             Copy  of a  franchise and  related documents  thereto  granting a  community antenna television  system franchise  for  Unincorporated portions  of Los  Angeles  County,
                           California (Fund 12-BCD).  (3)


        10.1.4             Copy of Los Angeles County Code regarding cable tv  system franchises (Fund 12-BCD).
                           (4)

        10.1.5             Copy  of Ordinance 90-0118F dated 10/29/90  granting a cable television franchise to
                           Fund 12-BCD (Fund 12-BCD).  (4)

        10.1.6             Copy of  a franchise  and  related documents  thereto granting  a community  antenna television  system  franchise  for  the  Green  Valley/Elizabeth  Lake/Leona  Valley
                           unincorporated areas of Los Angeles County, California (Fund 12-BCD).  (2)

        10.1.7             Ordinance 88-0166F  dated 10/4/88 amending the  franchise described  in 10.1.5 (Fund
                           12-BCD).  (4)

        10.1.8             Copy  of a  franchise and  related documents  thereto granting  a community  antenna television system  franchise for  the City  of Palmdale,  California (Fund  12-BCD).
                           (4)


        10.1.9             Copy  of a  franchise  and related  documents thereto  granting a  community antenna television system franchise for the City of Tampa, Florida (Fund 12-BCD).  (1)

        10.1.10            Resolution No. 1153 dated  10/2/86 authorizing consent to transfer  of the franchise and amendment to the Tampa franchise agreement (Fund 12-BCD).  (4)

        10.1.11            Amendment to Tampa franchise agreement dated 10/6/86 (Fund 12-BCD).  (4)

        10.1.12            Tampa  franchise transfer,  acceptance and consent  to transfer  dated 10/6/86 (Fund
                           12-BCD).  (4)


        10.1.13            Second  Amendment to Tampa  Franchise Agreement  dated September  1, 1994  (Fund 12-
                           BCD).

        10.1.14            Copy of  a franchise  and related  documents thereto  granting  a community  antenna television system franchise for  the City of Albuquerque, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.15            Copy  of  a franchise  and related  documents thereto  granting a  community antenna television system franchise for the County of Bernalillo, New Mexico (Fund  12-BCD).
                           (3)


        10.1.16            Copy  of a  franchise and  related  documents thereto  granting a  community antenna television system franchise  for the Town of  Bernalillo, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.17            Resolution No. 12-14-87 dated 12/14/87  authorizing the assignment of  the franchise to Fund 12-BCD.  (4)

        10.1.18            Copy  of a  franchise and  related documents  thereto granting  a community  antenna television system franchise  for the Village of Bosque  Farms, New Mexico  (Fund 12-
                           BCD).  (3)

        10.1.19            Copy of  a franchise  and  related documents  thereto granting  a community  antenna television system franchise for the  Village of Corrales, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.20            Copy of  a franchise  and related  documents thereto  granting  a community  antenna television system franchise  for the Kirtland Air Force  Base, New Mexico  (Fund 12-
                           BCD).  (4)


        10.1.21            Copy  of  a franchise  and related  documents thereto  granting a  community antenna television  system franchise for the  Village of Los  Ranchos, New  Mexico (Fund 12-
                           BCD).  (3)

        10.1.22            Copy  of a  franchise and  related  documents thereto  granting a  community antenna television system franchise  for the County of  Sandoval, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.23            Copy  of a  franchise and  related documents  thereto granting  a  community antenna television system franchise  for the County of  Valencia, New Mexico (Fund  12-BCD).
                           (3)

        10.1.24            Resolution  No. 88-23 dated 2/14/88 authorizing  assignment of the franchise to Fund
                           12-BCD.  (4)

        10.2.1             Credit  Agreement  dated as  of  March  31, 1992  among    Fund  12-BCD Venture  and
                           Corestates Bank, N.A., individually and as agent for various lenders.  (4)

        10.2.2             Amendment No.  1 dated September 30,  1994 to Credit Agreement  dated March 31, 1992 among Fund 12-BCD  Venture and Corestates Bank, N.A.,  individually and as agent for various lenders.



        10.3.1             Purchase and Sale Agreement dated as of  March 29, 1988 by and between Cable TV Fund
                           12-BCD Venture as Buyer and Video Company as Seller.  (5)

        10.3.2             Purchase and  Sale Agreement dated 9/20/91  and amendments thereto  between Cable TV
                           Fund 12-BCD  Venture as  Seller and  Falcon Classic  Cable  Income Properties,  L.P.
                           (Fund 12-BCD).  (6)

        27                 Financial Data Schedule

        ----------
        (1)                Incorporated  by reference from Registrant's Report on Form 10-K for the fiscal year ended December  31,  1985 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).


        (2)                Incorporated by reference from Registrant's  Report on Form 10-K for the fiscal year ended December  31,  1987 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (3)                Incorporated by reference from Registrant's Report on Form 10-K  for the fiscal year ended December  31,  1986 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (4)                Incorporated  by reference from Registrant's Report on Form 10-K for the fiscal year ended December  31,  1992 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).


        (5)                Incorporated by reference from Registrant's  Report on Form 10-K for the fiscal year ended December  31,  1988 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (6)                Incorporated by reference  from the Forms 8-K of Fund 12-B, Fund  12-C and Fund 12-D dated 4/6/92 (Commission File Nos. 0-13193, 0-13964 and 0-14206, respectively).


 (b)                       Reports on Form 8-K.

                           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CABLE TV FUND 12-C, LTD.,
                                           a Colorado limited partnership
                                           By:      Jones Intercable, Inc.


                                           By:      /s/ Glenn R. Jones
                                                    ------------------
                                                    Glenn R. Jones
                                                    Chairman of the Board
                                                     and Chief Executive Officer
Dated:       March 13, 1995



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                       By:      /s/ Glenn R. Jones
                                                                ------------------
                                                                Glenn R. Jones
                                                                Chairman of the Board and Chief
                                                                Executive Officer
Dated:       March 13, 1995                                     (Principal Executive Officer)


                                                       By:      /s/ Kevin P. Coyle
                                                                ------------------
                                                                Kevin P. Coyle
                                                                Group Vice President/Finance
Dated:       March 13, 1995                                     (Principal Financial Officer)


                                                       By:      /s/ Larry Kaschinske
                                                                --------------------
                                                                Larry Kaschinske
                                                                Controller
Dated:       March 13, 1995                                     (Principal Accounting Officer)


                                                       By:      /s/ James B. O'Brien
                                                                --------------------
                                                                James B. O'Brien
Dated:       March 13, 1995                                     President and Director


                                                       By:      /s/ Raymond L. Vigil
                                                                --------------------
                                                                Raymond L. Vigil
Dated:       March 13, 1995                                     Group Vice President and Director


                                                       By:      /s/ Robert S. Zinn
                                                                ------------------
                                                                Robert S. Zinn
Dated:       March 13, 1995                                     Director



                                                       By:      /s/ David K. Zonker
                                                                -------------------
                                                                David K. Zonker
Dated:       March 13, 1995                                     Director


                                                       By:
                                                                Derek H. Burney
Dated:                                                          Director


                                                       By:
                                                                James J. Krejci
Dated:                                                          Director


                                                       By:
                                                                Christine Jones Marocco
Dated:                                                          Director


                                                       By:
                                                                Daniel E. Somers
Dated:                                                          Director


                                 EXHIBIT INDEX


       EXHIBIT
         NO.                                  DESCRIPTION
       -------                                -----------
        4.1                Limited Partnership Agreements for Cable TV Funds 12-C.  (1)

        4.2                Joint Venture Agreement of Cable TV Fund 12-BCD  Venture dated as of March 17, 1986, among  Cable TV Fund  12-B, Ltd., Cable TV  Fund 12-C, Ltd. and  Cable TV Fund 12-D,
                           Ltd.  (2)

        10.1.1             Copy  of  a franchise  and related  documents thereto  granting a  community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD).

        10.1.2             Copy  of a  franchise  and related  documents thereto  granting a  community antenna television  system franchise  for the City  of Lancaster,  California (Fund 12-BCD).
                           (3)

        10.1.3             Copy  of a  franchise and  related documents  thereto  granting a  community antenna television  system franchise  for  Unincorporated portions  of Los  Angeles  County,
                           California (Fund 12-BCD).  (3)


        10.1.4             Copy of Los Angeles County Code regarding cable tv  system franchises (Fund 12-BCD).
                           (4)

        10.1.5             Copy  of Ordinance 90-0118F dated 10/29/90  granting a cable television franchise to
                           Fund 12-BCD (Fund 12-BCD).  (4)

        10.1.6             Copy of  a franchise  and  related documents  thereto granting  a community  antenna television  system  franchise  for  the  Green  Valley/Elizabeth  Lake/Leona  Valley
                           unincorporated areas of Los Angeles County, California (Fund 12-BCD).  (2)

        10.1.7             Ordinance 88-0166F  dated 10/4/88 amending the  franchise described  in 10.1.5 (Fund
                           12-BCD).  (4)

        10.1.8             Copy  of a  franchise and  related documents  thereto granting  a community  antenna television system  franchise for  the City  of Palmdale,  California (Fund  12-BCD).
                           (4)


        10.1.9             Copy  of a  franchise  and related  documents thereto  granting a  community antenna television system franchise for the City of Tampa, Florida (Fund 12-BCD).  (1)

        10.1.10            Resolution No. 1153 dated  10/2/86 authorizing consent to transfer  of the franchise and amendment to the Tampa franchise agreement (Fund 12-BCD).  (4)

        10.1.11            Amendment to Tampa franchise agreement dated 10/6/86 (Fund 12-BCD).  (4)

        10.1.12            Tampa  franchise transfer,  acceptance and consent  to transfer  dated 10/6/86 (Fund
                           12-BCD).  (4)

        10.1.13            Second  Amendment to Tampa  Franchise Agreement  dated September  1, 1994  (Fund 12-
                           BCD).

        10.1.14            Copy of  a franchise  and related  documents thereto  granting  a community  antenna television system franchise for  the City of Albuquerque, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.15            Copy  of  a franchise  and related  documents thereto  granting a  community antenna television system franchise for the County of Bernalillo, New Mexico (Fund  12-BCD).
                           (3)


        10.1.16            Copy  of a  franchise and  related  documents thereto  granting a  community antenna television system franchise  for the Town of  Bernalillo, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.17            Resolution No. 12-14-87 dated 12/14/87  authorizing the assignment of  the franchise to Fund 12-BCD.  (4)

        10.1.18            Copy  of a  franchise and  related documents  thereto granting  a community  antenna television system franchise  for the Village of Bosque  Farms, New Mexico  (Fund 12-
                           BCD).  (3)

        10.1.19            Copy of  a franchise  and  related documents  thereto granting  a community  antenna television system franchise for the  Village of Corrales, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.20            Copy of  a franchise  and related  documents thereto  granting  a community  antenna television system franchise  for the Kirtland Air Force  Base, New Mexico  (Fund 12-
                           BCD).  (4)


        10.1.21            Copy  of  a franchise  and related  documents thereto  granting a  community antenna television  system franchise for the  Village of Los  Ranchos, New  Mexico (Fund 12-
                           BCD).  (3)

        10.1.22            Copy  of a  franchise and  related  documents thereto  granting a  community antenna television system franchise  for the County of  Sandoval, New Mexico  (Fund 12-BCD).
                           (3)

        10.1.23            Copy  of a  franchise and  related documents  thereto granting  a  community antenna television system franchise  for the County of  Valencia, New Mexico (Fund  12-BCD).
                           (3)

        10.1.24            Resolution  No. 88-23 dated 2/14/88 authorizing  assignment of the franchise to Fund
                           12-BCD.  (4)

        10.2.1             Credit  Agreement  dated as  of  March  31, 1992  among    Fund  12-BCD Venture  and
                           Corestates Bank, N.A., individually and as agent for various lenders.  (4)

        10.2.2             Amendment No.  1 dated September 30,  1994 to Credit Agreement  dated March 31, 1992 among Fund 12-BCD  Venture and Corestates Bank, N.A.,  individually and as agent for various lenders.

        10.3.1             Purchase and Sale Agreement dated as of  March 29, 1988 by and between Cable TV Fund
                           12-BCD Venture as Buyer and Video Company as Seller.  (5)

        10.3.2             Purchase and  Sale Agreement dated 9/20/91  and amendments thereto  between Cable TV
                           Fund 12-BCD  Venture as  Seller and  Falcon Classic  Cable  Income Properties,  L.P.
                           (Fund 12-BCD).  (6)

        27                 Financial Data Schedule

        ----------
        (1)                Incorporated  by reference from Registrant's Report on Form 10-K for the fiscal year ended December  31,  1985 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).


        (2)                Incorporated by reference from Registrant's  Report on Form 10-K for the fiscal year ended December  31,  1987 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (3)                Incorporated by reference from Registrant's Report on Form 10-K  for the fiscal year ended December  31,  1986 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (4)                Incorporated  by reference from Registrant's Report on Form 10-K for the fiscal year ended December  31,  1992 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).


        (5)                Incorporated by reference from Registrant's  Report on Form 10-K for the fiscal year ended December  31,  1988 (Commission  File Nos.  0-13193, 0-13807,  0-13964 and  0-
                           14206).

        (6)                Incorporated by reference  from the Forms 8-K of Fund 12-B, Fund  12-C and Fund 12-D dated 4/6/92 (Commission File Nos. 0-13193, 0-13964 and 0-14206, respectively).
