Form 10-Q
period 1995-03-31
CABLE TV FUND 12-C LTD
filed 1995-05-12
CIK 782975

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

                        Commission File Number: 0-13964

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

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                              March 31,       December 31,
                                                                                1995              1994
                                                                            -------------     ------------
              ASSETS                                                        $        -        $       -
              ------                                                        =============     ============

      LIABILITIES AND PARTNERS' DEFICIT
      ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                                $   3,549,441     $  3,002,488
  Accounts payable-affiliated entities                                            159,137          159,137
                                                                            -------------     ------------

      Total liabilities                                                         3,708,578        3,161,625
                                                                            -------------     ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                             1,000            1,000
    Accumulated deficit                                                          (242,482)        (237,012)
                                                                            -------------     ------------

                                                                                 (241,482)        (236,012)
                                                                            -------------     ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       March 31, 1995 and December 31, 1994)                                   19,998,049       19,998,049
    Accumulated deficit                                                       (23,465,145)     (22,923,662)
                                                                            -------------     ------------

                                                                               (3,467,096)      (2,925,613)
                                                                            -------------     ------------

      Total liabilities and partners' deficit                               $        -        $       -
                                                                            =============     ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                1995                1994
                                                                             ----------          ----------
EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE                         $ (546,953)         $ (485,479)
                                                                             ----------          ----------

NET LOSS                                                                     $ (546,953)         $ (485,479)
                                                                             ==========          ==========

ALLOCATION OF NET LOSS:
  General Partner                                                            $   (5,470)         $   (4,855)
                                                                             ==========          ==========

  Limited Partners                                                           $ (541,483)         $ (480,624)
                                                                             ==========          ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                        $   (11.37)         $   (10.09)
                                                                             ==========          ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                  47,626              47,626
                                                                             ==========          ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                1995                1994
                                                                             ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(546,953)           $(485,479)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable
        television joint venture                                               546,953              485,479
                                                                             ---------            ---------


                 Net cash provided by operating activities                        -                    -
                                                                             ---------            ---------

Net change in cash                                                                -                    -

Cash, beginning of period                                                         -                    -
                                                                             ---------            ---------

Cash, end of period                                                          $    -               $    -
                                                                             =========            =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $    -               $    -
                                                                             =========            =========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and March 31, 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. The Partnership owns an approximate 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving Palmdale, California; Albuquerque, New Mexico; and Tampa, Florida.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly. It holds cable television systems only through its investment in the Venture. Management fees paid by the Venture to the General Partner during the three month periods ended March 31, 1995 and 1994 (attributable to the Partnership's approximate 15 percent interest in the Venture) were $184,544, and $171,169, respectively.

          The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based upon total revenues, which the General Partner believes provides an accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994 (attributable to the Partnership's approximate 15 percent interest in the Venture) were $278,847 and $262,130, respectively. See Note 3 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

          ASSETS                                                            March 31, 1995     December 31, 1994
          ------                                                            --------------     -----------------
Cash and accounts receivable                                                $    8,160,989       $   8,358,010

Investment in cable television properties                                      157,911,215         160,282,700

Other assets                                                                     1,875,731           2,035,204
                                                                            --------------       -------------

                 Total assets                                               $  167,947,935       $ 170,675,914
                                                                            ==============       =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                                        $  180,752,790       $ 180,402,748

Payables and accrued liabilities                                                 2,511,051           2,911,778

Partners' contributed capital                                                  102,198,175         102,198,175

Accumulated deficit                                                           (117,514,081)       (114,836,787)
                                                                            --------------       -------------

                 Total liabilities and partners' capital                    $  167,947,935       $ 170,675,914
                                                                            ==============       =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                  1995                 1994
                                                                              ------------         ------------
Revenues                                                                      $ 24,158,092         $ 22,407,252

Operating expenses                                                             (14,088,828)         (13,358,800)

Management fees and allocated overhead
  from General Partner                                                          (3,033,059)          (2,836,999)

Depreciation and amortization                                                   (6,683,999)          (6,427,107)
                                                                              ------------         ------------

Operating income (loss)                                                            352,206             (215,654)

Interest expense, net                                                           (3,945,142)          (3,021,342)

Other, net                                                                          13,403              (14,958)
                                                                              ------------         ------------

                 Net loss                                                     $ (3,579,533)        $ (3,251,954)
                                                                              ============         ============

          Management fees paid to the General Partner by the Venture totaled $1,207,905 and $1,120,363, respectively, for the three month periods ended March 31, 1995 and 1994. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,825,154 and $1,716,636, respectively, for the three month periods ended March 31, 1995 and 1994.

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership owns an approximate 15 percent interest in the Venture. The investment in cable television joint venture, accounted for under the equity method, has decreased by $546,953 when compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first quarter of 1995. These losses are expected to continue for the remainder of 1995.

         For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $4,334,542, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $3,569,000 during the first quarter of 1995. These capital additions were funded by cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 45 percent of the first quarter capital expenditures. The remaining expenditures related to various system enhancements in all the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $16,355,000. The upgrade of cable television plant in the Albuquerque system is expected to
account for approximately 23 percent of the capital additions.   Service drops
to homes are anticipated to account for approximately 22 percent of the expected expenditures. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, advances from the General Partner.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders.

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

         In September 1994, the General Partner completed negotiations to increase the commitment to $87,000,000 and extend the revolving credit period. The balance outstanding at March 31, 1995 was the full $87,000,000. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus
1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of March 31, 1995 and 1994 were 8.4 percent and 5.0 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Venture has filed cost-of-service showings in all of its systems and anticipates no further reductions in rates. Such cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's and the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received.

                             RESULTS OF OPERATIONS

         Revenues in the Augusta System totaled $6,991,658 for the three months ended March 31, 1995, compared to $6,624,776 for the similar 1994 period, an increase of $366,882, or approximately 6 percent. This increase was due primarily to increases in the number of basic subscribers. Basic subscribers increased 1,647, or approximately 2 percent, from 64,933 at March 31, 1994 to 66,580 at March 31, 1995. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expense totaled $3,700,432 for the first three months of 1995 compared to $3,398,516 for the comparable 1994 period, an increase of $301,916, or approximately 9 percent. Operating expense represented 53 percent of revenue in 1995 and 51 percent of revenue in 1994. Increases in programming fees and marketing expenses, due in part to the increase in the subscriber base, accounted for approximately 70 percent and 29 percent, respectively, of the increase in expense. No other individual factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner totaled $870,012 for the first three months of 1995 compared to $835,432 for the comparable 1994 period, an increase of $34,580, or approximately 4 percent. The increase in management fees and allocated overhead from the General Partner is due to the increase in revenue, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense totaled $2,488,109 for the three months ended March 31, 1995, compared to $2,337,737 for the similar 1994 period, an increase of $150,372, or approximately 6 percent. The increase is due to capital additions during 1994.

         The Partnership recorded an operating loss of $66,895 for the first three months of 1995 compared to operating income of $53,091 for the first three months of 1994 due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization totaled $2,421,215 for the three months ended March 31, 1995 compared to $2,390,828 for the comparable 1994 period, an increase of $30,387, or approximately 1 percent. This increase is due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The Partnership has experienced a reduction in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). This reduction is due to FCC rate regulations under the 1992 Cable Act which have caused revenue to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, a portion of which are allocated to the Partnership, continue to increase at historical rates. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         Interest expense totaled $786,044 for the first quarter of 1995, compared to $558,614 for the similar 1994 period, an increase of $227,430, or approximately 41 percent. This increase was primarily due to higher effective interest rates despite a lower outstanding balance on the Partnership's credit facility. Loss before equity in net loss of cable television joint venture totaled $799,138 for the first three months of 1995, compared to $471,275 for the comparable 1994 period, an increase of $327,863. The increase is the result of the factors discussed above.

         Net loss increased $1,032,579, or approximately 32 percent, from $3,251,954 to $4,284,533 for the three months ending March 31, 1994 and 1995, respectively, due to the factors discussed above. These losses are expected to continue in the future.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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

                                        CABLE TV FUND 12-C
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /s/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule