Form 10-Q
period 1995-09-30
CABLE TV FUND 12-C LTD
filed 1995-11-14
CIK 782975

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

                       Commission File Number: 0-13964

                          CABLE TV FUND 12-C, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                              84-0970000
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                          CABLE TV FUND 12-C, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS

                                                                             September 30,    December 31,
                                                                                 1995             1994
                                                                             -------------    ------------
              ASSETS                                                         $          -     $          -
                                                                             ============     ============

      LIABILITIES AND PARTNERS' DEFICIT
      ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                                 $  4,393,897     $  3,002,488
  Accounts payable-affiliated entities                                            159,137          159,137
                                                                             ------------     ------------

      Total liabilities                                                         4,553,034        3,161,625
                                                                             ------------      -----------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                             1,000            1,000
    Accumulated deficit                                                          (250,926)        (237,012)
                                                                             ------------     ------------

                                                                                 (249,926)        (236,012)
                                                                             ------------     ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       September 30, 1995 and December 31, 1994)                               19,998,049       19,998,049
    Accumulated deficit                                                       (24,301,157)     (22,923,662)
                                                                             ------------      -----------

                                                                               (4,303,108)      (2,925,613)
                                                                             ------------      -----------

      Total liabilities and partners' deficit                                $          -     $          -
                                                                             ============     ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-C, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                       September 30,
                                                     ---------------------------        ------------------------------
                                                        1995             1994              1995               1994
                                                     ---------         ---------        -----------        -----------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                                      $(434,524)        $(433,975)       $(1,391,409)       $(1,403,753)
                                                     ---------         ---------        -----------        -----------

NET LOSS                                             $(434,524)        $(433,975)       $(1,391,409)       $(1,403,753)
                                                     =========         =========        ===========        ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $  (4,345)        $  (4,340)       $   (13,914)       $   (14,038)
                                                     =========         =========        ===========        ===========

  Limited Partners                                   $(430,179)        $(429,635)       $(1,377,495)       $(1,389,715)
                                                     =========         =========        ===========        ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $   (9.03)        $   (9.02)       $    (28.92)       $    (29.18)
                                                     =========         =========        ===========        ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     47,626            47,626             47,626             47,626
                                                     =========         =========        ===========        ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                              ---------------------------------
                                                                                 1995                  1994
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(1,391,409)          $(1,403,753)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable
        television joint venture                                               (1,391,409)            1,403,753
                                                                              -----------           -----------

         Net cash provided by operating activities                                      -                     -
                                                                              -----------           -----------

Cash, beginning of period                                                               -                     -
                                                                              -----------           -----------

Cash, end of period                                                           $         -           $         -
                                                                              ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $         -           $       -
                                                                              ===========           ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           (A Limited Partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and September 30, 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. The Partnership owns an approximate 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving Palmdale, California; Albuquerque, New Mexico; and Tampa, Florida.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly. It holds cable television systems only through its investment in the Venture. Management fees paid by the Venture to the General Partner during the three and nine month periods ended September 30, 1995 (attributable to the Partnership's approximate 15 percent interest in the Venture) were $196,201, and $574,738, respectively, compared to $176,034 and $524,729 for the similar 1994 periods.

          The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 (attributable to the Partnership's approximate 15 percent interest in the Venture) were $257,089 and $788,900, respectively, compared to $239,053 and $760,640 for the similar 1994 periods. See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell its Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale is expected to occur during the first half of 1996. Although the Venture's current debt arrangements do not allow the Venture to make distributions, on November 8, 1995, the General Partner accepted commitments from two commercial banks that will, subject to negotiation of satisfactory documentation, amend the Venture's existing debt arrangements to permit a $55,200,000 distribution to the Venture's partners.
The Partnership's portion of this distribution would be approximately $8,400,000, which would be distributed to the limited partners. This distribution will give the Partnership's limited partners an approximate return of $348 for each $1,000 invested in the Partnership. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Tampa System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Tampa System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

         The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                                         For the Nine Months Ended September 30, 1995
                                                         --------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments      Pro Forma
                                                         -------------   ------------     -----------
         Revenues                                         $75,237,447    $(21,240,827)    $53,996,620
                                                          ===========    ============     ===========

         Operating Income                                 $ 2,458,031    $   (622,489)    $ 1,835,542
                                                          ===========    ============     ===========

         Net Income (Loss)                                $(9,107,269)   $  2,376,752     $(6,730,517)
                                                          ===========    ============     ===========
                                                         For the Nine Months Ended September 30, 1994
                                                         --------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments      Pro Forma
                                                         -------------   ------------     -----------
         Revenues                                         $68,690,849    $(19,402,978)    $49,287,871
                                                          ===========    ============     ===========

         Operating Income                                 $   514,588    $    (68,797)    $   445,791
                                                          ===========    ============     ===========

         Net Income (Loss)                                $(9,188,068)   $  2,303,590     $(6,884,478)
                                                          ===========    ============     ===========

(4) Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS

          ASSETS                                                        September 30, 1995    December 31, 1994
          ------                                                        ------------------    -----------------
Cash and accounts receivable                                               $   5,043,252        $   8,358,010

Investment in cable television properties                                    156,250,703          160,282,700

Other assets                                                                   1,876,528            2,035,204
                                                                           -------------        -------------

                 Total assets                                              $ 163,170,483        $ 170,675,914
                                                                           =============        =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                                       $ 180,699,799        $ 180,402,748

Payables and accrued liabilities                                               1,924,025            2,911,778

Partners' contributed capital                                                102,198,175          102,198,175

Accumulated deficit                                                         (121,651,516)        (114,836,787)
                                                                           -------------        -------------

                 Total liabilities and partners' capital                   $ 163,170,483        $ 170,675,914
                                                                           =============        =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                             For the Three Months Ended                 For the Nine Months Ended
                                                    September 30,                             September 30,
                                          -------------------------------            ------------------------------
                                              1995               1994                    1995              1994
                                          ------------       ------------            ------------      ------------
Revenues                                  $ 25,684,165       $ 23,044,158            $ 75,237,447      $ 68,690,849

Operating expenses                         (15,089,829)       (13,917,034)            (43,747,151)      (41,274,181)

Management fees and allocated
  overhead from General Partner             (2,966,946)        (2,716,895)             (8,925,505)       (8,413,202)

Depreciation and amortization               (6,742,379)        (5,955,556)            (20,106,760)      (18,488,878)
                                          ------------       ------------            ------------      ------------

Operating income                               885,011            454,673               2,458,031           514,588

Interest expense                            (3,678,727)        (3,364,650)            (11,594,350)       (9,680,988)

Other, net                                     (50,399)            69,457                  29,050           (21,668)
                                          ------------       ------------            ------------      ------------
                 Net loss                 $ (2,844,115)      $ (2,840,520)           $ (9,107,269)     $ (9,188,068)
                                          ============       ============            ============      ============


Management fees paid to the General Partner by the Venture totaled $1,284,208 and $3,761,872, for the three and nine months ended September 30, 1995, respectively, and $1,152,208 and $3,434,542, for the three and nine months ended September 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,682,738 and $5,163,633 for the three and nine months ended September 30, 1995, respectively, and $1,564,687 and $4,978,660, for the three and nine months ended September 30, 1994, respectively.

                            CABLE TV FUND 12-C, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership owns an approximate 15 percent interest in the Venture. The investment in cable television joint venture, accounted for under the equity method, has decreased by $1,391,409 when compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first nine months of 1995. These losses are expected to continue for the remainder of 1995.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling approximately $12,440,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $15,754,000 during the first nine months of 1995. These capital improvements were funded by cash on hand, cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 49 percent of capital expenditures. Approximately 23 percent were for an upgrade of the Albuquerque system. The remaining expenditures related to various system enhancements in all of the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $1,200,000. Service drops to homes are anticipated to account for approximately 61 percent of the expenditures. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, in its discretion, advances from the General Partner.

         In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell its Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale is expected to occur during the first half of 1996. Although the Venture's current debt arrangements do not allow the Venture to make distributions, on November 8, 1995, the General Partner accepted commitments from two commercial banks that will, subject to negotiation of satisfactory documentation, amend the Venture's existing debt arrangements to permit a $55,200,000 distribution to the Venture's partners. The Partnership's portion of this distribution would be approximately $8,400,000, which would be distributed to the limited partners. This distribution will give the Partnership's limited partners an approximate return of $348 for each $1,000 invested in the Partnership. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Tampa System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Tampa System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

         The Venture's debt arrangements currently consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders. However, as discussed above, the General Partner has accepted commitments from two commercial banks to amend the Venture's existing debt arrangements. The amendment will permit the Venture to distribute approximately $55,200,000 of the Tampa System's sale proceeds and it will provide the Venture with additional liquidity.

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

         The balance outstanding on the Venture's existing credit agreement at September 30, 1995 was $87,000,000. Under terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning September 30, 1996 and a final payment due March 31, 2000. However, the proposed amendment discussed above will amend the existing amortization schedule such that the amended credit facility will mature on December 31, 1999 with no principal payments required prior to such date. Interest on the amended credit facility shall be at the Venture's option of the London Interbank Offered Rate plus .0625 percent to 1.125 percent or the Base Rate plus 0 percent to .125 percent. The effective interest rates on amounts outstanding on the Venture's existing credit facility as of September 30, 1995 and 1994 were 7.38 percent and
6.44 percent, respectively.

         Both lending facilities are equal, and will continue to be equal, in standing with the other, and both are equally secured by the assets of the Venture.

         The General Partner presently believes that cash flows from operations and, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Venture until the refinancing of the debt arrangements and the closing of the sale of the Tampa System.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Venture.


                             RESULTS OF OPERATIONS

         Revenues in the Venture's systems totaled $25,684,165 for the three months ended September 30, 1995 compared to $23,044,158 for the three months ended September 30, 1994, an increase of $2,640,007, or approximately 11 percent. For the nine month periods ended September 30, revenues totaled $75,237,447 in 1995 compared to $68,690,849 in 1994, an increase of $6,546,598, or approximately 10 percent. Since September 30, 1994, the Venture has added 12,431 basic subscribers representing an increase of approximately 6 percent. Basic subscribers increased to 235,248 at September 30, 1995 from 222,817 at September 30, 1994. This increase in the subscriber base accounted for approximately 32 and 41 percent, respectively, of the three and nine month increases in revenues. Basic service rate adjustments accounted for approximately 33 percent and pay per view revenue accounted for approximately 21 percent of the three month increase. Basic service rate adjustments primarily accounted for the remainder of the increases for the nine month period. No other single factor significantly affected the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Venture's systems totaled $15,089,829 for the three months ended September 30, 1995 compared to $13,917,034 for the similar 1994 period, an increase of $1,172,795, or approximately 8 percent.
For the nine month periods ended September 30, operating expenses totaled $43,747,151 in 1995 compared to $41,274,181 in 1994, an increase of $2,472,970, or approximately 6 percent. Operating expenses represented 59 percent and 58 percent of revenues for the three and nine months ended September 30, 1995, respectively, compared to 60 percent for the three and nine months ended September 30, 1994. Increased programming costs primarily accounted for the increases in operating expenses for the three and nine month periods ended September 30, 1995. No other individual factor contributed significantly to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $2,966,946 for the three months ended September 30, 1995 compared to $2,716,895 for the similar 1994 period, an increase of $250,051, or approximately 9 percent. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner totaled $8,925,505 in 1995 compared to $8,413,202 in 1994, an increase of $512,303, or approximately 6 percent. These increases were primarily due to the increases in revenues, upon which such management fees are based, as well as increases in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense totaled $6,742,379 for the quarter ended September 30, 1995 compared to $5,955,556 for the quarter ended September 30, 1994, an increase of $786,823, or approximately 13 percent. For the nine month periods ended September 30, depreciation and amortization totaled $20,106,760 in 1995 compared to $18,488,878 in 1994, an increase of $1,617,882, or approximately 9 percent. These increases were due primarily to capital additions during 1994.

         The Venture reported operating income of $885,011 for the three month period ended September 30, 1995 compared to operating income of $454,673 for the similar 1994 period, an increase of $430,338. For the nine month periods ended September 30, the Venture's operating income totaled $2,458,031 in 1995 compared to $514,588 in 1994, an increase of $1,943,443. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $7,627,390 for the quarter ended September 30, 1995 compared to $6,410,229 for the similar 1994 period, an increase of $1,217,161, or approximately 19 percent. For the nine month periods ended September 30, operating income before depreciation and amortization totaled $22,564,791 in 1995 compared to $19,003,466 in 1994, an increase of $3,561,325, or approximately 19 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $3,678,727 for the three months ended September 30, 1995 compared to $3,364,650 for the similar 1994 period, an increase of $314,077, or approximately 9 percent. For the nine month periods ended September 30, interest expense totaled $11,594,350 in 1995 compared to $9,680,988 in 1994, an increase of $1,913,362, or approximately 20 percent. These increases were due primarily to higher balances on interest bearing obligations and higher effective interest rates.

         Net loss totaled $2,844,115 for the three months ended September 30, 1995 compared to $2,840,520 for the similar 1994 period, an increase of $3,595. For the nine month periods ended September 30, net loss totaled $9,107,269 in 1995 compared to $9,188,068 in 1994, a decrease of $80,799. These changes were due to the factors discussed above.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 20, 1995, a civil action titled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). These legal proceedings relate to the August 1995 purchase and sale agreement between the Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, and Jones Intercable, Inc. ("Intercable"), pursuant to which the Venture agreed to sell to Intercable the Tampa, Florida cable television system (the "Tampa System") owned by the Venture. Intercable is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. The plaintiff, a limited partner in Cable TV Fund 12- D, Ltd., has brought the action styled as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. against Intercable seeking to recover damages caused by Intercable's alleged breaches of its fiduciary duties to the limited partners of Cable TV Fund 12-D, Ltd. in connection with the sale of the Tampa System by the Venture to Intercable. The complaint also requests unspecified injunctive relief. Intercable believes that it has meritorious defenses, and Intercable intends to defend this lawsuit vigorously.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27)   Financial Data Schedule

         b)   Reports on Form 8-K

                    Report on Form 8-K dated September 20, 1995 reported that
              in August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell the Tampa, Florida cable television system (the "Tampa System") to Jones Intercable, Inc. ("Intercable"). Intercable is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. Closing of the purchase of the Tampa System by Intercable is expected to occur in early 1996. Upon closing, Intercable anticipates exchanging the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The Plaintiff has brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. (the "Partnership") against Intercable seeking to recover damages caused by Intercable's alleged breaches of its fiduciary duties to the limited partners of the Partnership in connection with the sale to Intercable of the Tampa System. The complaint also requests unspecified injunctive relief. Intercable believes that it has meritorious defenses, and Intercable intends to defend this lawsuit vigorously.

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

                                        CABLE TV FUND 12-C, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner


                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                     PAGE
------                        -------------------                     ----
27             Financial Data Schedule