Form 10-Q
period 1996-03-31
CABLE TV FUND 12-C LTD
filed 1996-05-15
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to _________________


                        Commission File Number: 0-13964

                           CABLE TV FUND 12-C, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0970000
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes   X                                                               No _______
    -----

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                           March 31,    December 31,
                                                             1996           1995
                                                         ------------   ------------

                 ASSETS                                  $       --     $        --
                 ------                                  ============   ============

        LIABILITIES AND PARTNERS' DEFICIT
        ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                             $  2,580,416   $  4,702,099
  Accounts payable-affiliated entities                            --         159,137
                                                         ------------   ------------

        Total liabilities                                   2,580,416      4,861,236
                                                         ------------   ------------

PARTNERS' DEFICIT:
  General Partner--
    Contributed capital                                         1,000          1,000
    Accumulated deficit                                      (258,977)      (254,008)
                                                         ------------   ------------

                                                             (257,977)      (253,008)
                                                         ------------   ------------
  Limited Partners--
    Net contributed capital (47,626 units outstanding at
      March 31, 1996 and December 31, 1995)                19,998,049     19,998,049
    Accumulated deficit                                   (14,075,625)   (24,606,277)
    Distributions                                          (8,244,863)           --
                                                         ------------   ------------

                                                           (2,322,439)    (4,608,228)
                                                         ------------   ------------

        Total liabilities and partners' deficit          $        --    $        --
                                                         ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      1996          1995
                                                   -----------   -----------
EQUITY IN NET INCOME (LOSS) OF CABLE TELEVISION
  JOINT VENTURE                                    $10,525,683   $(1,699,611)
                                                   -----------   -----------
NET INCOME (LOSS)                                  $10,525,683   $(1,699,611)
                                                   ===========   ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $    (4,969)  $   (16,996)
                                                   ===========   ===========
  Limited Partners                                 $10,530,652   $(1,682,615)
                                                   ===========   ===========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT         $221.11   $    (35.33)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         47,626        47,626
                                                   ===========   ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 10,525,683    $(1,699,611)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in net income (loss) of cable
        television joint venture                                   (10,525,683)     1,699,611
                                                                  ------------   ------------
                     Net cash provided by operating activities               -              -
                                                                  ------------   ------------
Net change in cash                                                           -              -
Cash, beginning of period                                                    -              -
                                                                  ------------   ------------
Cash, end of period                                               $          -    $         -
                                                                  ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $          -    $         -
                                                                  ============   ============

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership" or "Fund 12-C") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and March 31, 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving Palmdale, California and Albuquerque, New Mexico. As discussed below, the Venture sold the Tampa, Florida system on February 28, 1996.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly. It holds cable television systems only through its investment in the Venture. Management fees paid by the Venture to the General Partner during the three month periods ended March 31, 1996 and 1995 (attributable to the Partnership's 15 percent interest in the Venture) were $179,886, and $184,544, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1996 and 1995 (attributable to the Partnership's 15 percent interest in the Venture) were $244,645 and $278,847, respectively. See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the general partner. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. Fund 12-C's portion of this distribution was $8,404,000. A portion of Fund 12-C's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to Fund 12-C's partners. Because the limited partners of Fund 12-C have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to Fund 12-C by them, the entire portion of Fund 12-C's distribution was distributed to the limited partners in March 1996. This distribution has given Fund 12-C's limited partners an approximate return of $350 for each $1,000 invested in Fund 12-C.8

     The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the three months ended March 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                   For the Three Months Ended March 31, 1996
                                   -----------------------------------------
                                                   Pro Forma
                                   As Reported    Adjustments    Pro Forma
                                   ------------  -------------  ------------
     Revenues                      $23,545,320   $ (4,885,391)  $18,659,929
                                   ===========   ============   ===========
     Operating Income (Loss)       $   (91,921)  $  1,134,045   $ 1,042,124
                                   ===========   ============   ===========
     Consolidated Income (Loss)    $68,885,363   $(70,937,615)  $(2,052,252)
                                   ===========   ============   ===========


                                   For the Three Months Ended March 31, 1995
                                   -----------------------------------------
                                                  Pro Forma
                                   As Reported   Adjustments     Pro Forma
                                   ------------  ------------  -------------
     Revenues                      $24,158,092   $(6,834,750)   $17,323,342
                                   ===========   ===========    ===========
     Operating Income (Loss)       $   352,206   $   (68,828)   $   283,378
                                   ===========   ===========    ===========
     Consolidated Income (Loss)    $(3,579,533)  $ 1,096,200    $(2,483,333)
                                   ===========   ===========    ===========


(4)  Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

ASSETS                                                          March 31, 1996   December 31, 1995
- ------                                                          ---------------  ------------------

Cash and accounts receivable                                      $  4,029,365       $   6,008,704

Investment in cable television properties                          116,214,345         155,502,648

Other assets                                                         3,764,590           1,974,677
                                                                  ------------       -------------

                     Total assets                                 $124,008,300       $ 163,486,029
                                                                  ============       =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Debt                                                              $136,469,032       $ 180,770,267

Payables and accrued liabilities                                     3,384,223          12,446,080

Partners' contributed capital                                      135,490,944         135,490,944

Accumulated deficit                                                (96,335,899)       (165,221,262)

Distributions                                                      (55,000,000)                  -
                                                                  ------------       -------------

                     Total liabilities and partners' capital      $124,008,300       $ 163,486,029
                                                                  ============       =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                  ---------------------------------
                                                                       1996              1995
                                                                  -------------    ----------------

Revenues                                                          $ 23,545,320       $  24,158,092

Operating expenses                                                 (14,741,425)        (14,088,828)

Management fees and allocated overhead
  from General Partner                                              (2,778,348)         (3,033,059)

Depreciation and amortization                                       (6,117,468)         (6,683,999)

Operating income (loss)                                                (91,921)            352,206

Interest expense, net                                               (3,161,193)         (3,945,142)

Gain on sale of cable television system                             72,137,615                   -

Other, net                                                                 862              13,403
                                                                  ------------        ------------

                     Consolidated income (loss)                   $ 68,885,363        $ (3,579,533)
                                                                  ============        =============

      Management fees paid to the General Partner by the Venture totaled $1,177,266 and $1,207,905, respectively, for the three month periods ended March 31, 1996 and 1995. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,601,082 and $1,825,154, respectively, for the three month periods ended March 31, 1996 and 1995.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability decreased by $2,121,683, which represents the Partnership's share of income generated by the Venture for the three months ended March 31, 1996, reduced by the distribution from the Venture.

     Capital expenditures for the Venture totaled approximately $5,128,000 during the first quarter of 1996. New plant construction accounted for approximately 42 percent of the capital expenditures. Service drops to homes accounted for approximately 41 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings from the General Partner. Expected capital expenditures for the remainder of 1996 are approximately $10,100,000. Service drops to homes are anticipated to account for approximately 46 percent. Approximately 26 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's amended credit facility. The Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

     On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the general partner. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. Fund 12-C's portion of this distribution was $8,404,000. A portion of Fund 12-C's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to Fund 12-C's partners. Because the limited partners of Fund 12-C have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to Fund 12-C by them, the entire portion of Fund 12-C's distribution was distributed to the limited partners in March 1996. This distribution has given Fund 12-C's limited partners an approximate return of $350 for each $1,000 invested in Fund 12-C.

     The Venture's debt arrangements at March 31, 1996 consisted of $59,350,000 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for payments of interest only to March 1996, with interest and accelerating principal payments required for the four years thereafter, payable semi-annually in March and September. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. The remaining principal and interest payment of approximately $1,978,000, due in 1996, is expected to be funded from cash on hand, cash generated from operations and borrowings under the Venture's new credit facility.

     Upon the sale of the Tampa System and, as required under the Venture's credit facility, $22,000,000 of the sales proceeds were used to reduce amounts outstanding under its then-existing $87,000,000 credit facility. In February 1996, the Venture increased the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The balance outstanding on the Venture's amended credit facility at March 31, 1996 was $76,430,620, leaving $43,569,380 outstanding. The credit facility matures on December 31, 1999 or, at the Venture's option, on December 31, 2004. In the event the Venture elects the latter maturity date, the credit facility shall amortize in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus .625 percent to 1.375 percent, the Base Rate plus 0 percent to .375 percent or the Certificate of Deposit Rate plus .75 percent to 1.50 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of March 31, 1996 and 1995 were
8.1 percent and 8.4 percent, respectively.

     Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The General Partner believes that cash generated from operations and borrowings from the Venture's amended credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Venture.

REGULATION AND LEGISLATION
- --------------------------

     The Venture has filed cost-of-service showings in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for its systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture.

RESULTS OF OPERATIONS
- ---------------------

     Revenues in the Venture's systems totaled $23,545,320 for the three months ended March 31, 1996 compared to $24,158,092 for the similar 1995 period, a decrease of $612,772, or approximately 3 percent. This decrease was due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues would have increased $1,336,588, or approximately 8 percent. Basic service rate adjustments accounted for approximately 43 percent of the increase in revenues. At March 31, 1996, the Venture's Albuquerque, New Mexico and Palmdale, California cable television systems had 175,697 basic subscribers compared to 167,940 at March 31, 1995, an increase of approximately 5 percent. This increase in basic subscribers accounted for approximately 35 percent of the increase in revenues. Pay television increases accounted for approximately 15 percent of the increase in revenues. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Venture's systems totaled $14,741,425 for the three months ended March 31, 1996 compared to $14,088,828 for the similar 1995 period, an increase of $652,597, or approximately 5 percent. Disregarding the effect of the Tampa System sale, operating expenses would have increased $563,416, or approximately 5 percent. Operating expenses for the Venture's Albuquerque, New Mexico and Palmdale, California cable television systems represented 58 percent of revenues for the three months ended March 31, 1996, compared to 60 percent for the three months ended March 31, 1995. The increases in operating expenses were due to increases in programming costs, personnel costs and plant related costs. No other individual factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $2,778,348 for the quarter ended March 31, 1996 compared to $3,033,059 for the similar 1995 period, a decrease of $254,711, or approximately 8 percent. This decrease was due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, management fees and allocated overhead from the General Partner would have increased $21,706, or approximately 1 percent. This increase was primarily due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense totaled $6,117,468 for the quarter ended March 31, 1996 compared to $6,683,999 for the similar 1995 period, a decrease of $566,531, or approximately 8 percent. Disregarding the effect of the Tampa System sale, depreciation and amortization expense would have increased $25,130, or approximately 1 percent. This was due primarily to capital additions during 1995.

     The Venture reported an operating loss of $91,921 for the quarter ended March 31, 1996 compared to operating income of $352,206 for the similar 1995 period. Disregarding the effect of the Tampa System sale, the Venture would have reported operating income of $525,211 for the three month period ended March 31, 1996 compared to an operating loss of $201,122 for the similar 1995 period. This change was due to the increases in revenues in the Partnership's Albuquerque, New Mexico and Palmdale, California cable television systems exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $6,025,547 for the three months ended March 31, 1996 compared to $7,036,205 for the similar 1995 period, a decrease of $1,010,658, or approximately 14 percent. If not for the sale of the Tampa System, operating income before depreciation and amortization would have increased $751,463, or approximately 16 percent. This increase was due to the increase in revenues in the Partnership's Albuquerque, New Mexico and Palmdale, California cable television systems exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense totaled $3,161,193 for the three months ended March 31, 1996 compared to $3,945,142 for the similar 1995 period, a decrease of $783,949, or approximately 20 percent. This decrease in interest expense was primarily due to the lower outstanding balance on the Partnership's interest bearing obligations.

     The Venture recognized a gain of $72,137,615 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1995.

     The Venture reported net income of $68,885,363 for the three months ended March 31, 1996 compared to a net loss of $3,579,533 for the similar 1995 period due to the gain on the sale of the Tampa System.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated February 28, 1996 report that:

                 On February 28, 1996, Cable TV Fund 12-BCD Venture, (the
             "Venture"), a Colorado joint venture comprised of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D"), Colorado limited partnerships, sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Jones Intercable, Inc., the general partner of each of Fund 12-B, Fund 12-C and Fund 12-D (the "General Partner"). The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments.

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

                                             CABLE TV FUND 12-C, LTD.
                                             BY:  JONES INTERCABLE, INC.
                                                General Partner



                                             By:  /S/ Kevin P. Coyle
                                                  ------------------------------
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)

Dated:  May 13, 1996