Form 10-K
period 1996-12-31
CABLE TV FUND 12-C LTD
filed 1997-03-28
CIK 782975

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to
                              ------  ------
Commission file number:    0-13964

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                            84-0970000
     --------                                            ----------
(State of Organization)                       (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
---------------------------------------------            --------------
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

     Yes         x                                       No
               -----                                             -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



                   DOCUMENTS INCORPORATED BY REFERENCE:  None



(27620)

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          The Partnership does not directly own any cable television systems. The Partnership's sole asset is its 15 percent interest in the Venture. The Venture owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Air Force Base, all in California (the "Palmdale System") and Albuquerque, New Mexico (the "Albuquerque System"). See Item 2. The Palmdale System and the Albuquerque System may collectively be referred to as the "Systems."

          DISPOSITION OF CABLE TELEVISION SYSTEM. On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a subsidiary of the General Partner, for a sales price of $110,395,667. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution was $8,404,000. A portion of the Partnership's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to the limited partners. Because the limited partners have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution was distributed to the limited partners in March 1996. This distribution gave the Partnership's limited partners an approximate return of $346 for each $1,000 invested in the Partnership. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

          On February 29, 1996, JCH consummated an agreement with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, pursuant to which JCH conveyed the Tampa System, along with certain other cable television systems owned by JCH, and cash in the amount of $3,500,000 to TWEAN in exchange for the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and a portion of Fairfax County, Virginia.

          CABLE TELEVISION SERVICES. The Systems offer to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

          The Systems offer tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1996, the Systems' monthly basic service rates ranged from $7.99 to $19.80, monthly basic and tier ("basic plus") service rates ranged from $3.00 to $12.95 and monthly premium services ranged from $16.50 to $24.77 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $3.00 to $12.95; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1996, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 64% of total revenues, premium service fees accounted for approximately 13% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 9% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Venture holds 9 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Venture has never had a franchise revoked. The Venture does not have any franchises that will expire prior to December 31, 1997. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Venture has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Venture is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Venture's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.


                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Venture are described below:

             Ownership                        SYSTEM        ACQUISITION DATE
             ---------                        ------        ----------------
Cable TV Fund 12-B, Ltd., Cable TV Fund   Palmdale System     April 1986
 12-C, Ltd. and Cable TV Fund 12-D,       Albuquerque System  August 1986
 Ltd. own a 9%, 15% and 76% interest,
 respectively, through their interest
 in Cable TV Fund 12-BCD Venture


          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Palmdale System operated cable plant passing approximately 92,900 homes, with an approximate 68% penetration rate, and the Albuquerque System operated cable plant passing approximately 231,300 homes, with an approximate 48% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                At December 31,
                                           -------------------------
PALMDALE SYSTEM                             1996     1995      1994
---------------                             ----     ----      ----
Monthly basic plus service rate            $ 24.77  $ 23.27  $ 21.77
Basic subscribers                           63,188   61,993   59,702
Pay units                                   45,108   46,699   46,214


                                                 At December 31,
                                          ----------------------------
ALBUQUERQUE SYSTEM                          1996      1995      1994
------------------                          ----      ----      ----
Monthly basic plus service rate           $  23.95  $  22.85  $  21.35
Basic subscribers                          112,460   109,911   106,835
Pay units                                   61,210    57,189    58,838


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          David Hirsch, derivatively on behalf of Cable TV Fund 12-B, Ltd.,
          -----------------------------------------------------------------
Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.
-------------------------------------------------------------------------------
(Arapahoe County District Court, Colorado, Case No. 95-CV-1800, Division 3)

("Hirsch"); Jonathan Fussner and Eileen Fussner, derivatively on behalf of Cable
--------    --------------------------------------------------------------------
TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v.
----------------------------------------------------------------------------
Jones Intercable, Inc. (Arapahoe County District Court, Colorado, Case No. 96-
----------------------
CV-1672, Division 3) ("Fussner").
                       -------

          On September 20, 1995, the General Partner was named as a defendant in a Complaint filed by David Hirsch, who is a limited partner in Fund 12-D. On January 25, 1996, the General Partner was served with an Amended Class Action Complaint and Request for Jury Trial. On February 19, 1996, the General Partner filed a Motion to Dismiss the Amended Complaint arguing that the action was improperly brought as a class action. The General Partner argued that the plaintiff could only bring the action as a derivative claim and that because the elements of a derivative claim had not been properly pleaded, the Amended Complaint should be dismissed. After briefing on this motion, the Court entered an Order on June 24, 1996 granting the General Partner's Motion to Dismiss, and on July 25, 1996, the Court entered a further Order allowing plaintiff to file another Amended Complaint. On July 31, 1996, plaintiff Hirsch filed a Second Amended Complaint.

          Plaintiff Hirsch's Second Amended Complaint alleges that he is a limited partner in Fund 12-D and that he now purports to bring this case as a derivative action on behalf of the Partnership, Fund 12-B and Fund 12-D. The suit relates to the purchase by JCH from the Venture of the Tampa System and subsequent trade of the Tampa System, along with other cable systems, to Time Warner for certain of Time Warner's cable systems. JCH was authorized to purchase the Tampa System from the Venture pursuant to the terms of the limited partnership agreements of the Partnership, Fund 12-B and Fund 12-D.

          Also on July 31, 1996, the same lawyers who represent Mr. Hirsch filed a Verified Complaint on behalf of Jonathan Fussner and Eileen Fussner as referenced above. The Fussners are joint owners of limited partnership interests in Fund 12-D and their Verified Complaint is identical in all substantive respects to the Hirsch Second Amended Complaint. On December 13,
                            ------
1996, the Court consolidated the Hirsch and Fussner actions.
                                 ------     -------

          The Second Amended Complaint in Hirsch and the Verified Complaint in
                                          ------
Fussner allege that the General Partner breached its fiduciary duty to the
-------
plaintiffs and the other limited partners of the Partnership, Fund 12-B, and Fund 12-D and the Venture in connection with JCH's purchase of the Tampa System and the trade of that system to Time Warner. The Hirsch and Fussner Complaints
                                                  ------     -------
also set forth a claim for unjust enrichment and for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that JCH paid an inadequate price for the Tampa System, even though the agreed-upon price was the average of three separate appraisals, as required by the applicable partnership agreements. The Hirsch and Fussner cases are now
                                            ------     -------
styled as derivative actions and also seek a trial by jury.  The plaintiffs in

Hirsch and Fussner seek an unspecified amount of damages, including punitive
------     -------
damages, an award of attorneys' fees and certain equitable relief.

          On August 13, 1996, the General Partner filed a Motion to Dismiss the breach of fiduciary duty and unjust enrichment claims in the Hirsch and Fussner
                                                             ------     -------
actions. On February 6, 1997, after briefing on this motion, the Court denied the General Partner's Motion to Dismiss. The General Partner's Answer to the Complaints in

Hirsch and Fussner was filed on February 25, 1997 and generally
------     -------
denied the substantive allegations in the Complaint and asserted a number of affirmative defenses. There is no trial date set in these cases, and there has been no discovery conducted by the parties to date.

          Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable
          ---------------------------------------------------------------------
TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.,
--------------------------------------------------------------------------
Defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV
-------------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants (Arapahoe
----------------------------------------------------------------
County District Court, Colorado, Case No. 95-CV-2212, Division 5) ("Ury").
                                                                    ---

          On November 17, 1995, plaintiff Martin Ury filed a Complaint against the General Partner in the above-referenced action in Arapahoe County District Court. Plaintiff Ury is a limited partner in Fund 12-D. He purports to bring this case as a derivative action on behalf of the Partnership, Fund 12-B and Fund 12-D. As in Hirsch and Fussner, discussed above, this case relates to
                  ------     -------
JCH's purchase of the Tampa System and the Time Warner exchange.

          The substantive allegations of the Ury Complaint are substantially
                                             ---
similar to the allegations in the Hirsch Second Amended Complaint and the
                                  ------
Fussner Verified Complaint.  The plaintiff in Ury alleges that the General
-------                                       ---
Partner breached its fiduciary duties to the limited partnerships and their limited partners in connection with JCH's purchase of the Tampa System from the Venture. Specifically, the plaintiff alleges that JCH paid an inadequate price for the Tampa System, even though the agreed upon price was the average of three separate appraisals, as required by the applicable limited partnership agreements. The Complaint seeks damages in an unspecified amount on behalf of the three limited partnerships and an award of attorneys' fees. The Complaint does not seek a jury trial or punitive damages.

          On February 1, 1996, the General Partner filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim against the General Partner upon which relief can be granted. The thrust of the General Partner's motion was that the General Partner cannot be liable for breach of fiduciary duty because it acted in accordance with the terms of the limited partnership agreements in arranging for JCH's purchase of the Tampa System. The General Partner also argued that plaintiff does not have standing to assert a derivative claim on behalf of the Partnership or Fund 12-B, since he is only a limited partner in Fund 12-D. On July 12, 1996, the Court denied the General Partner's Motion to Dismiss. The General Partner filed its Answer in this case on July 29, 1996, generally denying the substantive allegations in the Complaint, asserting a number of affirmative defenses and requesting a trial by jury. A Case Management Order has been entered by the Court, setting the case for a two-week jury trial commencing on September 22, 1997. The parties have made certain voluntary disclosures pursuant to Rule 26 of the Colorado Rules of Civil Procedure, and discovery has begun, although no depositions have been taken to date.

          Because these cases are in their very early stages, it is not possible at this time to present a realistic evaluation of the probability of a favorable or unfavorable outcome.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.

                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1996, a limited partner of the Partnership conducted a "limited tender offer" for interests in the Partnership at a price of $316 per interest. As of February 14, 1997, the number of equity security holders in the Partnership was 3,489.

Item 6. Selected Financial Data
-------------------------------

                                                             For the Year Ended December 31,
                                       ----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd./(a)/                1996            1995           1994           1993           1992
-------------------------------------  ----------------  -------------  -------------  -------------  -------------

Revenues                               $             -   $          -   $          -   $          -   $          -
Operating Income                                     -              -              -              -              -
Equity in Net Imcome (Loss) of Cable
    Television Joint Venture                 9,525,374     (1,699,611)    (1,967,232)    (1,769,867)    (2,274,033)
Net Income (Loss)                            9,525,374/(b)/(1,699,611)    (1,967,232)    (1,769,867)    (2,274,033)
Net Income (Loss) per Limited
    Partnership Unit                            195.00/(b)/    (35.33)        (40.89)        (36.79)        (47.27)
Weighted Average Number of Limited
    Partnership Units Outstanding               47,626         47,626         47,626         47,626         47,626
General Partner's Deficit                      (14,631)      (253,008)      (236,012)      (216,340)      (198,641)
Limited Partners' Capital (Deficit)         (3,566,094)    (4,608,228)    (2,925,613)      (978,053)       774,115
Total Assets                                         -              -              -              -              -
Debt                                                 -              -              -              -              -
General Partner Advances                             -              -              -              -              -




                                                                   For the Year Ended December 31,
                                          ------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                  1996           1995           1994           1993           1992
-------------------------------------     ------------   ------------   ------------   ------------   ------------

Revenues                                  $ 82,363,752    $101,399,697   $ 92,823,076   $ 89,131,530   $ 83,567,527
Depreciation & Amortization                 21,993,546      26,666,735     24,809,654     25,772,299     26,764,820
Operating Income (Loss)                      2,029,571       4,127,622        289,904        779,887     (1,087,963)
Net Income (Loss)                           62,338,836/(b)/(11,124,567)   (12,876,242)   (11,584,416)   (14,884,365)
Partners' Capital (Deficit)                (22,391,482)    (29,730,318)   (18,605,751)    (5,729,509)     5,854,907
Total Assets                               120,899,336     163,486,029    170,675,914    169,670,552    175,554,620
Debt                                       138,345,878     180,770,267    180,402,748    167,698,697    160,440,488
Jones Intercable, Inc. Advances                      -       4,198,739        616,810        188,430        511,646


(a) Activity in Cable TV Fund 12-C, Ltd. is limited to its equity interest in Cable TV Fund 12-BCD Venture.

(b) Net income resulted primarily from the sale of the Tampa System by Cable TV Fund 12-BCD Venture in February 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       The following discussion of the financial condition and results of operations of Cable TV Fund 12-C, Ltd. (the "Partnership") and Cable TV Fund 12-BCD Venture (the "Venture") contain, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-C, Ltd. -
------------------------

       The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability decreased by $1,121,374, which represents the Partnership's share of income generated by the Venture for the year ended December 31, 1996, reduced by the distribution from the Venture.

       On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner, for the sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's existing debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution is $8,404,000. A portion of the Partnership's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to the Partnership's partners. Because the limited partners have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution was distributed to the limited partners in March 1996. This distribution gave the Partnership's limited partners an approximate return of $346 for each $1,000 invested in the Partnership. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

Cable TV Fund 12-BCD Venture -
----------------------------

       It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the partnerships that comprise the Venture, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture sold the Tampa System in February 1996. No specific dates or terms have yet been set for the sale of the remainder of the Venture's systems.

       On February 28, 1996, the Venture sold the Tampa System to JCH. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The net sales proceeds were distributed as follows: the Partnership received $5,049,000; Fund 12-C received $8,404,000 and Fund 12-D received $41,547,000.

       For the year ended December 31, 1996, the Venture generated net cash from operating activities totaling 4,632,835 which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $17,474,000 during 1996. New plant construction accounted for approximately 46 percent of the capital expenditures. Service drops to homes accounted for approximately 29 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations, advances from Jones Intercable, Inc. and borrowings from the Venture's credit facility. Expected capital expenditures for 1997 are approximately $16,052,000. Service drops to homes are anticipated to account for approximately 27 percent. Rebuild construction is anticipated to account for 21 percent. New plant construction is anticipated to account for 17 percent. The remainder of the expenditures are for various system enhancements in all of the

Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The Venture's debt arrangements at December 31, 1996 consisted of $55,393,187 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

       The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes required payments of interest only to March 1996, with interest and accelerating principal payments required for the four years thereafter, payable semi-annually in March and September. Principal payments of approximately $7,385,758 due in 1997 are expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000.

   In February 1996, the Venture was required by the terms of its then-existing $87,000,000 credit facility to make a principal repayment of $22,000,000 from proceeds received from the sale of the Tampa System. Simultaneously with the sale of the Tampa System, the Venture amended this credit facility to increase the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The balance outstanding on the Venture's amended credit facility at December 31, 1996 was $82,130,620, leaving $37,869,380 available for future needs. At the Venture's option, the credit facility is payable in full on December 31, 1999 or converts to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus
1.25 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.125 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of December 31, 1996 and 1995 were 6.90 percent and 7.41 percent, respectively.

       The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated operating needs.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 12-C, Ltd -
-----------------------

       All of the Partnership's operations are represented by its 15 percent interest in the Venture. Thus, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Venture should be consulted for pertinent comments regarding the Partnership's performance.

Cable TV Fund 12-BCD Venture -
----------------------------

       1996 compared to 1995
       ---------------------

       Revenues of the Venture decreased $19,035,945, or approximately 19 percent, to $82,363,752 in 1996 from $101,399,697 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues increased $4,778,991, or approximately 7 percent, to $77,478,560 in 1996 from $72,699,569 in 1995. Basic service rate increases implemented in the Venture's systems combined with an increase in the number of basic service subscribers primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 39 percent of the increase in basic service revenues in 1996. An increase in the number of basic service subscribers in the Albuquerque System and the Palmdale System accounted for approximately 31 percent of the increase in basic service revenues for 1996. The number of basic service subscribers increased by 3,744 subscribers, or approximately 2 percent, to 175,648 subscribers in 1996 from 171,904 subscribers in 1995. No other individual factors were significant to the increases in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses decreased $9,620,510, or approximately 17 percent, to $48,731,182 in 1996 from $58,351,692 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of this sale, operating expenses increased $3,608,831, or approximately 9 percent, to $44,278,384 in 1996 from $40,669,553 in 1995. Operating expenses represented 57 percent and 56 percent, respectively, of revenues for 1996 and 1995. An increase in programming fees primarily accounted for the increase in operating expenses. No other factor contributed significantly to the increase in operating expenses.

       Management fees and allocated overhead from Jones Intercable, Inc. decreased $2,644,195, or approximately 22 percent, to $9,609,453 in 1996 from $12,253,648 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of this sale, management fees and allocated overhead from Jones Intercable, Inc. increased $230,923, or approximately 3 percent, to $9,032,388 in 1996 from $8,801,465 in 1995. This increase was due to the increase in revenues, upon which such management fees are based.

       Depreciation and amortization expense decreased $4,673,189, or approximately 18 percent, to $21,993,546 in 1996 from $26,666,735 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of this sale, depreciation and amortization expense increased $810,250, or approximately 4 percent, to $21,001,808 in 1996 from $20,191,558 in 1995. This increase was due to capital additions in 1996.

       The Venture's operating income decreased $2,098,051, or approximately 51 percent, to $2,029,571 in 1996 from $4,127,622 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of this sale, operating income increased $128,987, or approximately 4 percent, to $3,165,980 in 1996 from $3,036,993 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from Jones Intercable, Inc. and depreciation and amortization expense.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $6,771,240, or approximately 22 percent, to $24,023,117 in 1996 from $30,794,357 in 1995. This decrease was due to the sale of the Tampa System. Disregarding the effect of this sale, operating income before depreciation and amortization increased $939,237, or approximately 4 percent, to $24,167,788 in 1996 from $23,228,551 in 1995. This increase was due to the increase in revenue exceeding the increases in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

       Interest expense decreased $4,127,956, or approximately 27 percent, to $11,219,294 in 1996 from $15,347,250 in 1995. This decrease in interest expense was primarily due to the lower outstanding balance and lower effective interest rates on the Venture's interest bearing obligations. A portion of the proceeds from the sale of the Tampa System was used to repay a portion of the Venture's debt.

       The Venture recognized a gain of $71,914,391 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1995.

       The Venture recognized net income of $62,338,836 in 1996 compared to a net loss of $11,124,567 in 1995. This changes was due to the gain on the sale of the Tampa System.

       1995 compared to 1994
       ---------------------

       Revenues increased $8,576,621, or approximately 9 percent, to $101,399,697 in 1995 from $92,823,076 in 1994. At December 31, 1995, the
Venture's systems had 236,866 basic subscribers compared to 227,950 basic subscribers at December 31, 1994, an increase of approximately 4 percent. This increase in basic subscribers accounted for approximately 39 percent of the increase in revenues. Basic service rate increases accounted for approximately 37 percent of the increase in revenues. No other single factor significantly affected the increase in revenues.

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

       The Venture's operating income increased $3,837,718 to $4,127,622 in 1995 from $289,904 in 1994. This increase was the result of the increase in revenue exceeding the increases in operating expenses, management fees and allocated overhead from Jones Intercable, Inc. and depreciation and amortization expenses.

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

       Item 8.  Financial Statements
       -----------------------------


                          CABLE TV FUND 12-C, LTD. AND
                          ----------------------------
                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----


                                                   Page
                                               ------------

                                               12-C  12-BCD
                                               ----  ------

Report of Independent Public Accountants        19     28

Balance Sheets                                  20     29

Statements of Operations                        21     31

Statements of Partners' Deficit                 22     32

Statements of Cash Flows                        23     33

Notes to Financial Statements                   24     34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-C, Ltd.:

       We have audited the accompanying balance sheets of CABLE TV FUND 12-C, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-C, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 7, 1997.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                   December 31,
                                                           ---------------------------

                                                               1996           1995
                                                           ------------   ------------
                ASSETS                                     $          -   $          -
                ------                                     ============   ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

LIABILITIES:
 Loss in excess of investment in cable
   television joint venture                                $  3,580,725   $  4,702,099
 Accounts payable-affiliated entities                                 -        159,137
                                                           ------------   ------------

     Total liabilities                                        3,580,725      4,861,236
                                                           ------------   ------------

PARTNERS' DEFICIT:
 General Partner-
   Contributed capital                                            1,000          1,000
   Accumulated deficit                                          (15,631)      (254,008)
                                                           ------------   ------------

                                                                (14,631)      (253,008)
                                                           ------------   ------------
  Limited Partners-
   Net contributed capital (47,626 units outstanding at
    December 31, 1996 and 1995)                              19,998,049     19,998,049
   Accumulated deficit                                      (15,319,280)   (24,606,277)
   Distributions                                             (8,244,863)             -
                                                           ------------   ------------

                                                             (3,566,094)    (4,608,228)
                                                           ------------   ------------

     Total liabilities and partners' deficit               $          -   $          -
                                                           ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                        For the Year Ended December 31,
                                    --------------------------------------
                                       1996         1995          1994
                                    ----------  ------------  ------------

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE    $9,525,374  $(1,699,611)  $(1,967,232)
                                    ----------  -----------   -----------

NET INCOME (LOSS)                   $9,525,374  $(1,699,611)  $(1,967,232)
                                    ==========  ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                   $  238,377  $   (16,996)  $   (19,672)
                                    ==========  ===========   ===========

  Limited Partners                  $9,286,997  $(1,682,615)  $(1,947,560)
                                    ==========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                     $195.00      $(35.33)  $    (40.89)
                                    ==========  ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                     47,626       47,626        47,626
                                    ==========  ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------


                                     For the Year Ended December 31,
                                ----------------------------------------
                                    1996          1995          1994
                                ------------  ------------  ------------

GENERAL PARTNER:
  Balance, beginning of year    $  (253,008)  $  (236,012)  $  (216,340)
  Net income (loss) for year        238,377       (16,996)      (19,672)
                                -----------   -----------   -----------

  Balance, end of year          $   (14,631)  $  (253,008)  $  (236,012)
                                ===========   ===========   ===========


LIMITED PARTNERS:
  Balance, beginning of year    $(4,608,228)  $(2,925,613)  $  (978,053)
  Net income (loss) for year      9,286,997    (1,682,615)   (1,947,560)
  Distributions                  (8,244,863)            -             -
                                -----------   -----------   -----------

  Balance, end of year          $(3,566,094)  $(4,608,228)  $(2,925,613)
                                ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                       For the Year Ended December 31,
                                                   ----------------------------------------
                                                       1996          1995          1994
                                                   ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 9,525,374   $(1,699,611)  $(1,967,232)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Equity in net income (loss) of cable
        television joint venture                    (9,525,374)    1,699,611     1,967,232
                                                                 -----------   -----------

             Net cash provided by operating
                 activities                                  -             -             -
                                                   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions from Joint Venture                   8,404,000             -             -
  Distributions to Limited Partners                 (8,244,863)            -             -
  Repayment of debt                                   (159,137)            -             -
                                                   -----------   -----------   -----------
             Net cash provided by
                 financing activities                        -             -             -
                                                   -----------   -----------   -----------
Cash, beginning of year                                      -             -             -
                                                   -----------   -----------   -----------

Cash, end of year                                  $        -    $         -   $         -
                                                   ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)    ORGANIZATION AND PARTNERS' INTERESTS
       ------------------------------------

       Formation and Business
       ----------------------

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

       Fund 12-C owns an interest of 15 percent in Cable TV Fund 12-BCD Venture (the "Venture"), through capital contributions made in 1986 of $20,700,000. The Venture acquired certain cable television systems in New Mexico, California, and Florida during 1986. The Venture recognized net income of $62,338,836 in 1996 and incurred losses of $11,124,567 and $12,876,242 in 1995 and 1994, respectively, of which income of $9,525,374 and losses of $1,699,611 and $1,967,232, respectively, were allocated to Fund 12-C.

       Sale of Cable Television System
       -------------------------------

       On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner, for the sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's existing debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution is $8,404,000. A portion of Fund 12-C's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to Fund 12-C's partners. Because the limited partners have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution was distributed to the limited partners in March 1996. This distribution gave the Partnership's limited partners an approximate return of $346 for each $1,000 invested in the Partnership. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

       Contributed Capital
       -------------------

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Accounting Records
       ------------------

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

       Investment in Cable Television Joint Venture
       --------------------------------------------

       The investment in the Venture is accounted for under the equity method due to Fund 12-C's influence on the Venture as a general partner. The operations of the Venture are significant to Fund 12-C and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 29 to 39.

(3)    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
       ----------------------------------------------------

       Management Fees and Distribution Ratios
       ---------------------------------------

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

(4)    INCOME TAXES
       ------------

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

(5)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       David Hirsch, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable
       -----------------------------------------------------------------------
TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.
------------------------------------------------------------------------
(Arapahoe County District Court, Colorado, Case No. 95-CV-1800, Division 3)

("Hirsch"); Jonathan Fussner and Eileen Fussner, derivatively on behalf of Cable
--------    --------------------------------------------------------------------
TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v.
----------------------------------------------------------------------------
Jones Intercable, Inc. (Arapahoe County District Court, Colorado, Case No. 96-
----------------------
CV-1672, Division 3) ("Fussner").
                       -------

       On September 20, 1995, Intercable was named as a defendant in a Complaint filed by David Hirsch, who is a limited partner in Cable TV Fund 12-D, Ltd. On January 25, 1996, Intercable was served with an Amended Class Action Complaint and Request for Jury Trial. On February 19, 1996, Intercable filed a Motion to Dismiss the Amended Complaint arguing that the action was improperly brought as a class action. Intercable argued that the plaintiff could only bring the action as a derivative claim and that because the elements of a derivative claim had not been properly pleaded, the Amended Complaint should be dismissed. After briefing on this motion, the Court entered an Order on June 24, 1996 granting Intercable's Motion to Dismiss, and on July 25, 1996, the Court entered a further Order allowing plaintiff to file another Amended Complaint. On July 31, 1996, plaintiff Hirsch filed a Second Amended Complaint.

       Plaintiff Hirsch's Second Amended Complaint alleges that he is a limited partner in Fund 12-D and that he now purports to bring this case as a derivative action on behalf of the Partnership, Fund 12-B and Fund 12-D. The suit relates to the purchase by JCH from the Venture of the Tampa System and trade of the Tampa System, along with other cable systems, to Time Warner for certain of Time Warner's cable systems. Intercable was authorized to purchase the Tampa System from the Venture pursuant to the terms of the limited partnership agreements of the Partnership, Fund 12-B and Fund 12-D.

       Also on July 31, 1996, the same lawyers who represent Mr. Hirsch filed a Verified Complaint on behalf of Jonathan Fussner and Eileen Fussner as referenced above. The Fussners also are joint owners of limited partnership units in Fund 12-D and their Verified Complaint is identical in all substantive respects to the Hirsch Second Amended Complaint. On December 13, 1996, the
                ------
Court consolidated the Hirsch and Fussner actions.
                       ------     -------

       The Second Amended Complaint in Hirsch and the Verified Complaint in
                                       ------
Fussner allege that Intercable breached its fiduciary duty to the plaintiff and
-------
the other limited partners of the Partnership, Fund 12-B and Fund 12-D and the Venture in connection with JCH's purchase of the Tampa System and the trade of that system to Time Warner. The Hirsch and Fussner Complaints also set forth a
                                 ------     -------
claim for unjust enrichment and for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that JCH paid an inadequate price for the Tampa System, even though the agreed-upon price was the average of three separate appraisals, as required by the applicable partnership agreements. The Hirsch and Fussner cases are now styled as derivative actions
                 ------     -------
and also seek a trial by jury.  The plaintiffs in Hirsch and Fussner seek an
                                                  ------     -------
unspecified amount of damages, including punitive damages, an award of attorneys' fees, and certain equitable relief.

       On August 13, 1996, Intercable filed a Motion to Dismiss the breach of fiduciary duty and unjust enrichment claims in the Hirsch and Fussner actions.
                                                   ------     -------
On February 6, 1997, after briefing on this motion, the Court denied Intercable's Motion to Dismiss. Intercable's Answer to the Complaints in Hirsch
                                                                          ------
and Fussner was filed on February 25, 1997 and generally denied the substantive
    -------
allegations in the Complaint and asserted a number of affirmative defenses. There is no trial date set in these cases, and there has been no discovery conducted by the parties to date.

       Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV
       ------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. v. Jones Intercable, Inc.,
-----------------------------------------------------------------------
Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV
------------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants (Arapahoe
----------------------------------------------------------------
County District Court, Colorado, Case No. 95-CV-2212, Division 5) ("Ury").
                                                                    ---

       On November 17, 1995, plaintiff Martin Ury filed a Complaint against Intercable in the above-referenced action in Arapahoe County District Court. Plaintiff Ury is a limited partner in Fund 12-D. He purports to bring this case as a derivative action on behalf of Fund 12-B, the Partnership and Fund 12-D.
As in Hirsch and Fussner, discussed above, this case relates to JCH's purchase
      ------     -------
of the Tampa System and the Time Warner exchange.

       The substantive allegations of the Ury Complaint are substantially
                                          ---
similar to the allegations in the Hirsch Second Amended Complaint and Fussner
                                  ------                              -------
Verified Complaint.  The plaintiff in Ury alleges that Intercable breached its
                                      ---
fiduciary duties to the limited partnership and its limited partners in connection with JCH's purchase of the Tampa System from the Venture. Specifically, the plaintiff alleges that JCH paid an inadequate price for the Tampa System, even though the agreed upon price was the average of three separate appraisals, as required by the applicable limited partnership agreements. The Complaint seeks damages in an unspecified amount on behalf of the three limited partnerships and an award of attorneys fees. The Complaint does not seek a jury trial or punitive damages.

       On February 1, 1996, Intercable filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim against Intercable upon which relief can be granted. The thrust of Intercable's motion was that Intercable cannot be liable for breach of fiduciary duty because it acted in accordance with the terms of the limited partnership agreements in arranging for JCH's purchase of the Tampa System. Intercable also argued that plaintiff does not have standing to assert a derivative claim on behalf of the Partnership or Fund 12-B, since he is only a limited partner in Fund 12-D. On July 12, 1996, the Court denied Intercable's Motion to Dismiss. Intercable filed its Answer in this case on July 29, 1996, generally denying the substantive allegations in the Complaint, asserting a number of affirmative defenses, and requesting a trial by jury. A Case Management Order has been entered by the Court, setting the case for a two-week jury trial commencing on September 22, 1997. The parties have made certain voluntary disclosures pursuant to Rule 26 of the Colorado Rules of Civil Procedure, and discovery is at the very early stages, although no depositions have been taken to date.

        Pursuant to the indemnification provisions of Section 9.6 of the limited partnership agreements of each of the three partnerships that comprise the Venture, Intercable may be entitled to indemnification from the partnerships for its legal fees and expenses, and for any amounts paid in settlement, in defending the above-described lawsuits. Intercable cannot determine at this time whether such amounts will be material.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Cable TV Fund 12-BCD Venture:

       We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 7, 1997.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------


                                                                             December 31,
                                                                    ----------------------------
              ASSETS                                                    1996           1995
              ------                                                ------------   -------------
CASH AND CASH EQUIVALENTS                                           $  1,514,773   $   1,384,794

RECEIVABLES:
 Trade receivables, less allowance for doubtful receivables of
  $417,017 and $486,392 at December 31, 1996 and 1995,
  respectively                                                         2,676,246       4,464,773
 Affiliated entity                                                             -         159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                              198,322,316     294,472,892
 Less- accumulated depreciation                                      (95,040,023)   (155,826,572)
                                                                    ------------   -------------

                                                                     103,282,293     138,646,320

 Franchise costs and other intangible assets, net of accumulated amortization of $60,652,010 and $56,248,743 at
  December 31, 1996 and 1995, respectively                            10,389,144      16,856,328
                                                                    ------------   -------------

    Total investment in cable television properties                  113,671,437     155,502,648

DEPOSITS, PREPAID EXPENSES AND DEFERRED
 CHARGES                                                               3,036,880       1,974,677
                                                                    ------------   -------------

    Total assets                                                    $120,899,336   $ 163,486,029
                                                                    ============   =============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------


                                                            December 31,
                                                   -----------------------------
      LIABILITIES AND PARTNERS' DEFICIT                1996            1995
      ---------------------------------            -------------   -------------
LIABILITIES:
 Debt                                              $ 138,345,878   $ 180,770,267
 Advances from Jones Intercable, Inc.                          -       4,198,739
 Trade accounts payable and accrued liabilities        4,499,549       7,729,433
 Subscriber prepayments                                  445,391         517,908
                                                   -------------   -------------

    Total liabilities                                143,290,818     193,216,347
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
 Contributed capital                                 135,490,944     135,490,944
 Distributions                                       (55,000,000)              -
 Accumulated deficit                                (102,882,426)   (165,221,262)
                                                   -------------   -------------

                                                     (22,391,482)    (29,730,318)
                                                   -------------   -------------

   Total liabilities and partners' deficit         $ 120,899,336   $ 163,486,029
                                                   =============   =============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                        For the Year Ended December 31,
                                                  -------------------------------------------
                                                      1996           1995           1994
                                                  -------------  -------------  -------------
REVENUES                                          $ 82,363,752   $101,399,697   $ 92,823,076

COSTS AND EXPENSES:
  Operating expenses                                48,731,182     58,351,692     56,131,254
  Management fees and allocated overhead from
    Jones Intercable, Inc.                           9,609,453     12,253,648     11,592,264
  Depreciation and amortization                     21,993,546     26,666,735     24,809,654
                                                  ------------   ------------   ------------

OPERATING INCOME                                     2,029,571      4,127,622        289,904
                                                  ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (11,219,294)   (15,347,250)   (13,156,693)
  Gain on sale of cable television system           71,914,391              -              -
  Other, net                                          (385,832)        95,061         (9,453)
                                                  ------------   ------------   ------------

             Total other income (expense), net      60,309,265    (15,252,189)   (13,166,146)
                                                  ------------   ------------   ------------

NET INCOME (LOSS)                                 $ 62,338,836   $(11,124,567)  $(12,876,242)
                                                  ============   ============   ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------


                                         For the Year Ended December 31,
                                   -------------------------------------------
                                       1996           1995           1994
                                   -------------  -------------  -------------

CABLE TV FUND 12-B, LTD. (9%):
  Balance, beginning of year       $ (2,825,362)  $ (1,804,126)  $   (622,087)
  Net income for year                 5,722,705     (1,021,236)    (1,182,039)
  Distributions                      (5,049,000)             -              -
                                   ------------   ------------   ------------

  Balance, end of year             $ (2,151,657)  $ (2,825,362)  $ (1,804,126)
                                   ============   ============   ============

CABLE TV FUND 12-C, LTD. (15%):
  Balance, beginning of year       $ (4,702,099)  $ (3,002,488)  $ (1,035,256)
  Net income for year                 9,525,374     (1,699,611)    (1,967,232)
  Distributions                      (8,404,000)             -              -
                                   ------------   ------------   ------------

  Balance, end of year             $ (3,580,725)  $ (4,702,099)  $ (3,002,488)
                                   ============   ============   ============

CABLE TV FUND 12-D, LTD. (76%):
  Balance, beginning of year       $(22,202,857)  $(13,799,137)  $ (4,072,166)
  Net income for year                47,090,757     (8,403,720)    (9,726,971)
  Distributions                     (41,547,000)             -              -
                                   ------------   ------------   ------------

  Balance, end of year             $(16,659,100)  $(22,202,857)  $(13,799,137)
                                   ============   ============   ============

TOTAL:
  Balance, beginning of year       $(29,730,318)  $(18,605,751)  $ (5,729,509)
  Net income for year                62,338,836    (11,124,567)   (12,876,242)
  Distributions                     (55,000,000)             -              -
                                   ------------   ------------   ------------

  Balance, end of year             $(22,391,482)  $(29,730,318)  $(18,605,751)
                                   ============   ============   ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                  For the Year Ended December 31,
                                                           --------------------------------------------
                                                                1996           1995           1994
                                                           --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  62,338,836   $(11,124,567)  $(12,876,242)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                           21,993,546     26,666,735     24,809,654
      Gain on sale of cable television system                (71,914,391)             -              -
      Decrease (increase) in trade receivables                 1,788,527       (657,502)      (852,784)
      Increase in deposits, prepaid expenses and
        deferred charges                                      (2,072,543)      (351,579)      (694,816)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments        (3,302,401)       (14,766)       749,173
      Increase (decrease) in amount due Jones
        Intercable, Inc.                                      (4,198,739)     3,581,929        428,380
                                                           -------------   ------------   ------------

             Net cash provided by operating activities         4,632,835     18,100,250     11,563,365
                                                           -------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (17,474,134)   (21,474,577)   (21,338,471)
  Proceeds from sale of cable television system              110,395,667              -              -
  Franchise costs                                                      -              -       (500,000)
                                                           -------------   ------------   ------------

             Net cash provided by (used in)
               investing activities                           92,921,533    (21,474,577)   (21,838,471)
                                                           -------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    72,365,824        882,431     16,268,610
  Repayment of debt                                         (114,790,213)      (514,912)    (3,564,559)
  Distributions to Joint Venture Partners                    (55,000,000)             -              -
                                                           -------------   ------------   ------------

             Net cash provided by (used in)
               financing activities                          (97,424,389)       367,519     12,704,051
                                                           -------------   ------------   ------------

Increase (decrease) in cash and cash equivalents                 129,979     (3,006,808)     2,428,945

Cash and cash equivalents, beginning of year                   1,384,794      4,391,602      1,962,657
                                                           -------------   ------------   ------------

Cash and cash equivalents, end of year                     $   1,514,773   $  1,384,794   $  4,391,602
                                                           =============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $  12,370,892   $ 15,331,071   $ 12,450,869
                                                           =============   ============   ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)    ORGANIZATION AND PARTNERS' INTERESTS
       ------------------------------------

       Formation and Business
       ----------------------

       On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") (collectively, the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems serving Tampa, Florida; Albuquerque, New Mexico; and Palmdale, California. Jones Intercable, Inc. ("Intercable"), the "General Partner" of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

       Contributed Capital
       -------------------

       The capitalization of the Venture is set forth in the accompanying statements of partners' deficit.

       All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their approximate respective interests in the Venture as follows:

            Cable TV Fund 12-B, Ltd.                9%
            Cable TV Fund 12-C, Ltd.               15%
            Cable TV Fund 12-D, Ltd.               76%
                                                  ----
                                                  100%
                                                  ====

       Venture Sale of Cable Television System
       ---------------------------------------

       On February 28, 1996, the Venture sold the Tampa System to Jones Cable Holdings, Inc., a wholly owned subsidiary of Intercable. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The net sales proceeds were distributed as follows: Fund 12-B received $5,409,000; Fund 12-C received $8,404,000 and Fund 12-D received $41,547,000.

       The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the years, is presented in the following unaudited tabulation:

                              For the Year Ended December 31, 1996
                            ---------------------------------------
                                           Unaudited
                                           Pro Forma     Unaudited
                            As Reported   Adjustments    Pro Forma
                            -----------  -------------  -----------

       Revenues             $82,363,752  $ (4,885,192)  $77,478,560
                            ===========  ============   ===========

       Operating Income     $ 2,029,571  $  1,136,409   $ 3,165,980
                            ===========  ============   ===========

       Net Income (Loss)    $62,338,836  $(66,983,544)  $(4,644,708)
                            ===========  ============   ===========

                             For the Year Ended December 31, 1995
                           -----------------------------------------
                                            Unaudited
                                            Pro Forma     Unaudited
                            As Reported    Adjustments    Pro Forma
                           -------------  -------------  -----------

       Revenues            $101,399,697   $(28,700,128)  $72,699,569
                           ============   ============   ===========

       Operating Income    $  4,127,622   $ (1,090,629)  $ 3,036,993
                           ============   ============   ===========

       Net Loss            $(11,124,567)  $  2,947,184   $(8,177,383)
                           ============   ============   ===========


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Accounting Records
       ------------------

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

       Purchase Price Allocation
       -------------------------

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

       Property, Plant and Equipment
       -----------------------------

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

       Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

       Intangible Assets
       -----------------

       Costs assigned to franchises and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

            Franchise costs                    1  -   4  years
            Costs in excess of interests
             in net assets purchased          29  -  30  years

       Revenue Recognition
       -------------------

       Subscriber prepayments are initially deferred and recognized as revenue when earned.

       Cash and Cash Equivalents
       -------------------------

       For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


       Reclassifications
       -----------------

       Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)    TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES
       -------------------------------------------------------

       Management Fees and Reimbursements
       ----------------------------------

       Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable for the years ended December 31, 1996, 1995 and 1994 were $4,118,188, $5,069,985 and $4,641,154, respectively.

       The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1996, 1995 and 1994 were $5,491,265, $7,183,663 and $6,951,110, respectively.

       The Venture was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Venture by the General Partner was $-0-, $220,743 and $33,627 in 1996, 1995 and 1994, respectively.



       Payments to/from Affiliates for Programming Services
       ----------------------------------------------------

       The Venture receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

       Payments to Superaudio totaled $116,710, $135,861 and $135,346 in 1996, 1995, and 1994, respectively. Payments to Jones Education Company totaled $374,709, $428,937 and $196,004 in 1996, 1995 and 1994, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $141,753 in 1996.

       The Venture receives a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $191,011, $212,844 and $81,592 in 1996, 1995 and 1994, respectively.

(4)    PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                      December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------   -------------

         Cable distribution system            $182,058,124   $ 267,586,574
         Equipment and tools                     4,853,010       8,630,758
         Office furniture and equipment          2,189,497       3,402,683
         Buildings                               5,925,072       8,262,351
         Vehicles                                2,345,643       5,639,556
         Land                                      950,970         950,970
                                              ------------   -------------
                                               198,322,316     294,472,892
         Less-accumulated depreciation         (95,040,023)   (155,826,572)
                                              ------------   -------------
                                              $103,282,293   $ 138,646,320
                                              ============   =============

(5)    DEBT
       ----

       Debt consists of the following:

                                                      December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------   -------------
          Lending institutions-
           Revolving credit and term loan     $ 82,130,620   $  87,000,000
           Senior secured notes                 55,393,187      93,000,000

          Capital lease obligations                822,071         770,267
                                              ------------   -------------

                                              $138,345,878   $ 180,770,267
                                              ============   =============


       The Venture's debt arrangements at December 31, 1996 consisted of $55,393,187 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

       The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes required payments of interest only to March 1996, with interest and accelerating principal payments required for the four years thereafter, payable semi-annually in March and September. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. Principal payments due for each of the five years in the period ending December 31, 2001 and thereafter, are:
$7,385,758, $11,078,637, $36,928,792, $-0-, $-0-, and $-0-, respectively.

   In February 1996, the Venture was required by the terms of its then-existing $87,000,000 credit facility to make a principal repayment of $22,000,000 from proceeds received from the sale of the Tampa System. Simultaneously with the sale of the Tampa System, the Venture amended this credit facility to increase the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The balance outstanding on the Venture's amended credit facility at December 31, 1996 was $82,130,620, leaving $37,869,380 available for future needs. At the Venture's option, the credit facility is payable in full on December 31, 1999 or converts to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Installments due on debt principal of the credit facility for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $-0-, $-0-, $-0-, $8,213,062,
$20,532,655 and $53,384,903, respectively. Interest on the amended credit facility is at the Venture's option of the London Interbank

Offered Rate plus 1.25 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.125 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of December 31, 1996 and 1995 were 6.90 percent and 7.41 percent, respectively.

       Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

       During 1992, 1994 and 1996, the Venture incurred costs associated with renegotiating its debt arrangements. These costs were capitalized and are being amortized using the straight-line method over the life of the debt agreements.

       At December 31, 1996, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)    INCOME TAXES
       ------------

       Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Fund 12-B, Fund 12-C and Fund 12-D.

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

(7)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $373,169, $331,963 and $345,531, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for the five years in the period ending December 31, 2001 and thereafter are as follows:


                            1997         $  518,779
                            1998            531,324
                            1999            396,315
                            2000            345,715
                            2001            345,046
                            Thereafter      911,200
                                         ----------

                                         $3,048,379
                                         ==========

(8)    SUPPLEMENTARY PROFIT AND LOSS INFORMATION
       -----------------------------------------

       Supplementary profit and loss information for the respective years is presented below:

                                              For the Year Ended December 31,
                                           -------------------------------------
                                              1996         1995         1994
                                           -----------  -----------  -----------

             Maintenance and repairs       $ 1,104,878  $ 1,182,963  $ 1,214,978
                                           ===========  ===========  ===========

             Taxes, other than income
               and payroll taxes           $   895,669  $ 1,286,357  $ 1,380,350
                                           ===========  ===========  ===========

             Advertising                   $ 1,183,565  $ 1,298,497  $ 1,275,772
                                           ===========  ===========  ===========

             Depreciation of property,
                plant and equipment        $15,727,639  $20,285,166  $18,362,998
                                           ===========  ===========  ===========

             Amortization of intangible
               assets                      $ 6,265,907  $ 6,381,569  $ 6,446,656
                                           ===========  ===========  ===========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.

                                   PART III.
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.


Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
Derek H. Burney          57  Vice Chairman of the Board
James B. O'Brien         47  President and Director
Ruth E. Warren           47  Group Vice President/Operations
Kevin P. Coyle           45  Group Vice President/Finance
Christopher J. Bowick    41  Group Vice President/Technology
George H. Newton         62  Group Vice President/Telecommunications
Raymond L. Vigil         50  Group Vice President/Human Resources
Cynthia A. Winning       45  Group Vice President/Marketing
Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
Larry W. Kaschinske      37  Vice President/Controller
Robert E. Cole           64  Director
William E. Frenzel       68  Director
Donald L. Jacobs         58  Director
James J. Krejci          55  Director
John A. MacDonald        43  Director
Raphael M. Solot         63  Director
Howard O. Thrall         49  Director
Siim A. Vanaselja        40  Director
Sanford Zisman           57  Director
Robert B. Zoellick       43  Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the

Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

          Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C.
Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

          Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

          Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

          Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation, of Colorado.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President -Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said

Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

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

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Venture's owned cable television systems totaled approximately $191,011 for the year ended December 31, 1996.

          The charges to the Venture for related party transactions are as follows for the periods indicated:

                                             For the Year Ended December 31,
                                          ------------------------------------
Cable TV Fund 12-BCD                         1996         1995         1994
--------------------                      ----------   ----------   ----------
Management fees                           $4,118,188   $5,069,985   $4,461,154
Allocation of expenses                     5,491,265    7,183,663    6,951,110
Interest expense                                   0      220,743       33,627
Amount of advances outstanding                     0    4,198,739      616,810
Highest amount of advances outstanding             0    4,574,572      929,508
Programming fees:
       Jones Education Company               374,709      428,937      196,004
       Great American Country                141,753            0            0
       Superaudio                            116,710      135,861      135,346

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.            See index to financial statements for list of financial
                   statements and exhibits thereto filed as a part of this report.

     3.            The following exhibits are filed herewith.

     4.1           Limited Partnership Agreement for Cable TV Fund 12-C.  (1)

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

     10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD). (5)

     10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12-BCD). (4)

     10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12-BCD). (4)

     10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD). (4)

    10.1.12 Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD. (5)

    10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12-BCD). (4)

    10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12-BCD). (4)

    10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12-BCD). (5)

    10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-BCD). (4)

    10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD). (4)

    10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD). (4)

    10.1.19 Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to Fund 12-BCD. (5)

    10.2.1 Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders (9)

    10.2.2 Amendment No. 1 dated as of March 31, 1994 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders (9)

    10.2.3 Amendment No. 2 dated as of September 30, 1994 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders (9)

    10.2.4 Amendment No. 3 dated as of February 12, 1996 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders. (9)

    10.2.5 Second Amended and Restated Credit Agreement by and among Cable TV Fund 12-BCD Venture, various banks, Corestates Bank, N.A. and Societe Generale, as Managing Agents and Corestates Bank, N.A., as Administrative Agent dated February 12, 1996.
                   (9)

    10.3.1 Purchase and Sale Agreement dated as of March 29, 1988 by and between Cable TV Fund 12-BCD Venture as Buyer and Video Company as Seller. (6)

    10.3.2 Purchase and Sale Agreement dated 9/20/91 and amendments thereto between Cable TV Fund 12-BCD Venture as Seller and Falcon Classic Cable Income Properties, L.P. (Fund 12-BCD).
                   (7)

    10.3.3 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and Jones Intercable, Inc. (8)

    27             Financial Data Schedule
__________

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

    (8) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended May 31, 1995 of Jones Intercable, Inc. (Commission File No. 1-9953).

    (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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


                                           CABLE TV FUND 12-C, LTD.
                                           a Colorado limited partnership
                                           By:  Jones Intercable, Inc.


                                           By:  /s/ Glenn R. Jones
                                                ________________________________
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
Dated:    March 24, 1997                        Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By:  /s/ Glenn R. Jones
                                                ________________________________
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
                                                Executive Officer
Dated:    March 24, 1997                        (Principal Executive Officer)


                                           By:  /s/ Kevin P. Coyle
                                                ________________________________
                                                Kevin P. Coyle
                                                Group Vice President/Finance
Dated:    March 24, 1997                        (Principal Financial Officer)


                                           By:  /s/ Larry Kaschinske
                                                ________________________________
                                                Larry Kaschinske
                                                Vice President/Controller
Dated:    March 24, 1997                        (Principal Accounting Officer)


                                           By:  /s/ James B. O'Brien
                                                ________________________________
                                                James B. O'Brien
Dated:    March 24, 1997                        President and Director


                                           By:  /s/ Derek H. Burney
                                                ________________________________
                                                Derek H. Burney
Dated:    March 24, 1997                        Director


                                           By:  /s/ Robert E. Cole
                                                ________________________________
                                                Robert E. Cole
Dated:    March 24, 1997                        Director

                                  By:/s/ William E. Frenzel
                                     ________________________________________
                                           William E. Frenzel
Dated:    March 24, 1997                   Director


                                  By:/s/ Donald L. Jacobs
                                     ________________________________________
                                           Donald L. Jacobs
Dated:    March 24, 1997                   Director


                                  By:/s/ James J. Krejci
                                     ________________________________________
                                           James J. Krejci
Dated:    March 24, 1997                   Director


                                  By:________________________________________
                                           John A. MacDonald
Dated:    March 24, 1997                   Director


                                  By:/s/ Raphael M. Solot
                                     ________________________________________
                                           Raphael M. Solot
Dated:    March 24, 1997                   Director


                                  By:________________________________________
                                           Howard O. Thrall
Dated:    March 24, 1997                   Director


                                  By:/s/ Siim A. Vanaselja
                                     ________________________________________
                                           Siim A. Vanaselja
Dated:    March 24, 1997                   Director


                                  By:/s/ Sanford Zisman
                                     ________________________________________
                                           Sanford Zisman
Dated:    March 24, 1997                   Director


                                  By:/s/ Robert B. Zoellick
                                     ________________________________________
                                           Robert B. Zoellick
Dated:    March 24, 1997                   Director