Form 10-Q
period 1997-03-31
CABLE TV FUND 12-C LTD
filed 1997-05-13
CIK 782975

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997
                               --------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

                        Commission File Number: 0-13964


                           CABLE TV FUND 12-C, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-0970000
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes     X                                                            No
    ---------                                                           -------

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                              March 31,    December 31,
                                                                1997           1996
                                                            -------------  ------------
             ASSETS                                         $          -   $          -
             ------                                         ============   ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                $  3,727,493   $  3,580,725
                                                            ------------   ------------

             Total liabilities                                 3,727,493      3,580,725
                                                            ------------   ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                            1,000          1,000
    Accumulated deficit                                          (17,099)       (15,631)
                                                            ------------   ------------

                                                                 (16,099)       (14,631)
                                                            ------------   ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       March 31, 1997 and December 31, 1996)                  19,998,049     19,998,049
    Accumulated deficit                                      (15,464,580)   (15,319,280)
    Distributions                                             (8,244,863)    (8,244,863)
                                                            ------------   ------------

                                                              (3,711,394)    (3,566,094)
                                                            ------------   ------------

             Total liabilities and partners' deficit        $          -   $          -
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1997        1996
                                                 ------------  ------------

EQUITY IN NET INCOME (LOSS) OF CABLE TELEVISION
 JOINT VENTURE                                     $(146,768)  $10,525,683
                                                   ---------   -----------

NET INCOME (LOSS)                                  $(146,768)  $10,525,683
                                                   =========   ===========

ALLOCATION OF NET INCOME (LOSS):
 General Partner                                   $  (1,468)  $    (4,969)
                                                   =========   ===========

 Limited Partners                                  $(145,300)  $10,530,652
                                                   =========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $(3.05)  $    221.11
                                                   =========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                        47,626        47,626
                                                   =========   ===========

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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                    For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                         1997         1996
                                                    ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $(146,768)  $ 10,525,683
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Equity in net (income) loss of cable
    television joint venture                            146,768    (10,525,683)
                                                      ---------   ------------


     Net cash provided by operating activities                -              -
                                                      ---------   ------------

Net change in cash                                            -              -

Cash, beginning of period                                     -              -
                                                      ---------   ------------

Cash, end of period                                   $       -   $          -
                                                      =========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                        $       -   $          -
                                                      =========   ============

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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and March 31, 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

       The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving Albuquerque, New Mexico ("the Albuquerque System") and Palmdale, California (the "Palmdale System"). The Venture sold the cable television system serving the areas in and around Tampa, Florida (the "Tampa System") on February 28, 1996.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three month periods ended March 31, 1997 and 1996 attributable to the Partnership's 15 percent interest in the Venture were $150,594 and $179,886, respectively.

       The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1997 and 1996 attributable to the Partnership's 15 percent interest in the Venture were $203,301 and $244,645, respectively. See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

         ASSETS                                         March 31, 1997   December 31, 1996
         ------                                         ---------------  ------------------

Cash and accounts receivable                             $   4,861,303       $   4,191,019

Investment in cable television properties                  114,111,729         113,671,437

Other assets                                                 4,571,563           3,036,880
                                                         -------------       -------------

             Total assets                                $ 123,544,595       $ 120,899,336
                                                         =============       =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                     $ 140,721,622       $ 138,345,878

Payables and accrued liabilities                             6,175,104           4,944,940

Partners' contributed capital                              135,490,944         135,490,944

Accumulated deficit                                       (103,843,075)       (102,882,426)

Distributions                                              (55,000,000)        (55,000,000)
                                                         -------------       -------------

             Total liabilities and partners' capital     $ 123,544,595       $ 120,899,336
                                                         =============       =============
                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                          For the Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                              1997          1996
                                                         ------------   ------------
Revenues                                                 $ 19,711,225   $ 23,545,320

Operating expenses                                        (10,953,865)   (14,741,425)

Management fees and allocated overhead
 from General Partner                                      (2,316,066)    (2,778,348)

Depreciation and amortization                              (4,798,547)    (6,117,468)

Operating income (loss)                                     1,642,747        (91,921)

Interest expense, net                                      (2,691,262)    (3,161,193)

Gain on sale of cable television system                             -     72,137,615

Other, net                                                     87,866            862
                                                         ------------   ------------

  Consolidated income (loss)                             $   (960,649)  $ 68,885,363
                                                         ============   ============

       Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $985,561 and $1,330,505, respectively, for the three month period ended March 31, 1997, and $1,177,266 and $1,601,082, respectively, for the three month period ended March 31, 1996.

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

       The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $146,768, which represents the Partnership's share of losses generated by the Venture for the three months ended March 31, 1997.

       For the three months ended March 31, 1997, the Venture generated net cash from operating activities totaling $2,619,786, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $5,010,000 during the first quarter of 1997. Service drops to homes accounted for approximately 42 percent of the capital expenditures. New plant construction accounted for approximately 29 percent of the capital expenditures. Converters accounted for approximately 19 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Expected capital expenditures for the remainder of 1997 are approximately $15,300,000. Service drops to homes are anticipated to account for approximately 52 percent. Approximately 14 percent of budgeted capital expenditures is for new plant construction. Plant rebuild is anticipated to account for approximately 14 percent. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The Venture's debt arrangements at March 31, 1997 consisted of $51,436,531 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

       The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal payments through maturity, payable semi-annually in March and September. A principal payment of $3,956,656 was made in March 1997. A principal payment of approximately $3,956,656 is due in September 1997 and is expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The balance outstanding on the Venture's $120,000,000 credit facility at March 31, 1997 was $88,530,620, leaving $31,469,380 available for future needs. At the Venture's option, the credit facility is payable in full on December 31, 1999 or converts to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of March 31, 1997 and 1996 were 7.66 percent and 8.35 percent, respectively.

       The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated operating needs.

RESULTS OF OPERATIONS
---------------------

       Revenues in the Venture's systems decreased $3,834,095, or approximately 16 percent, to $19,711,225 for the three months ended March 31, 1997 from $23,545,320 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues would have increased $1,051,296, or approximately 6 percent, to $19,711,225 for the three months ended March 31, 1997 from $18,659,929 for the similar period in 1996. The increase in revenue was due primarily to basic service rate increases and an increase in advertising activity. Basic service rate increases accounted for approximately 59 percent of the increase in revenues for the three months ended March 31, 1997. Advertising activity accounted for approximately 18 percent of the increase in revenues for the three months ended March 31, 1997. No other individual factor significantly affected the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses in the Venture's systems decreased $3,785,992, or approximately 26 percent, to $10,953,865 for the three months ended March 31, 1997 from $14,739,857 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, operating expenses would have increased $60,612, or approximately 1 percent, to $10,953,865 for the three months ended March 31, 1997 from $10,893,253 for the similar period in 1996. Operating expenses represented 56 percent and 58 percent, respectively, of revenues for the three months ended March 31, 1997 and 1996. The increase in operating expenses was primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expense). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $48,103, or approximately 1 percent, to $8,757,360 for the three months ended March 31, 1997 from $8,805,463 for the similar period in 1996. Disregarding the effect of the Tampa System sale, operating cash flow would have increased $990,684, or approximately 13 percent, to $8,757,360 for the three months ended March 31, 1997 from $7,766,676 for the similar 1996 period. This increase was due to the increase in revenues exceeding the increases in operating expenses.

       Management fees and allocated overhead from the General Partner decreased $462,282, or approximately 17 percent, to $2,316,066 for the three months ended March 31, 1997 from $2,778,348 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, management fees and allocated overhead from the General Partner would have increased $114,194, or approximately 5 percent, to $2,316,066 for the three months ended March 31, 1997 from $2,201,872 for the similar period in 1996. This increase was primarily due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in allocated overhead from the General Partner.

       Depreciation and amortization expense decreased $1,320,489, or approximately 22 percent, to $4,798,547 for the three months ended March 31, 1997 from $6,119,036 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, depreciation and amortization expense would have decreased $241,046, or approximately 5 percent, to $4,798,547 for the three months ended March 31, 1997 from $5,039,593 for the similar period in 1996. This decrease was due to the maturation of the Venture's asset base.

       The Venture recognized operating income of $1,642,747 for the three months ended March 31, 1997 compared to an operating loss of $91,921 for the similar period in 1996. Disregarding the effect of the Tampa System sale, the Venture's operating income would have increased $1,117,536, to $1,642,747 for the three month period ended March 31, 1997 from $525,211 for the similar period in 1996. This increase was due to the increase in revenues and the decrease in depreciation and amortization expenses exceeding the increases in operating expenses and management fees and allocated overhead expenses from the General Partner.

       Interest expense decreased $469,931, or approximately 15 percent, to $2,691,262 for the three months ended March 31, 1997 from $3,161,193 for the similar period in 1996. This decrease in interest expense was primarily due to the lower outstanding balances and lower effective interest rates on the Venture's interest bearing obligations.

       The Venture recognized a gain of $72,137,615 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1997.

       The Venture reported a net loss of $960,649 for the three months ended March 31, 1997 compared to net income of $68,885,363 for the similar period in 1996. This change was due to the gain on the sale of the Tampa System in February 1996.

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

Dated:  May 13, 1997