Form 10-Q
period 1997-09-30
CABLE TV FUND 12-C LTD
filed 1997-11-12
CIK 782975

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

                        Commission File Number: 0-13964

                              CABLE TV FUND 12-C,
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

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

Yes     X                                                            No
     --------                                                           ________

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                            September 30,   December 31,
                                                                 1997           1996
                                                            --------------  -------------

                 ASSETS                                      $          -   $          -
                 ------                                      ============   ============

        LIABILITIES AND PARTNERS' DEFICIT
        ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                 $  3,817,002   $  3,580,725
                                                             ------------   ------------

        Total liabilities                                       3,817,002      3,580,725
                                                             ------------   ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                             1,000          1,000
    Accumulated deficit                                           (17,994)       (15,631)
                                                             ------------   ------------

                                                                  (16,994)       (14,631)
                                                             ------------   ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       September 30, 1997 and December 31, 1996)               19,998,049     19,998,049
    Accumulated deficit                                       (15,553,194)   (15,319,280)
    Distributions                                              (8,244,863)    (8,244,863)
                                                             ------------   ------------

                                                               (3,800,008)    (3,566,094)
                                                             ------------   ------------

        Total liabilities and partners' deficit              $          -   $          -
                                                             ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                 For the Three Months Ended     For the Nine Months Ended
                                        September 30,               September 30,
                                 ---------------------------    --------------------------
                                     1997           1996            1997           1996
                                 -----------      ----------    -----------     ----------
EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                    $ 7,139        $(308,716)      $(236,277)    $9,804,205
                                   -------        ---------       ---------     ----------

NET INCOME (LOSS)                  $ 7,139        $(308,716)      $(236,277)    $9,804,205
                                   =======        =========       =========     ==========

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                  $    71        $  (3,087)      $  (2,363)    $   98,042
                                   =======        =========       =========     ==========

  Limited Partners                 $ 7,068        $(305,629)      $(233,914)    $9,706,163
                                   =======        =========       =========     ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                    $.15           $(6.42)         $(4.91)    $   203.80
                                   =======        =========       =========     ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                       47,626           47,626          47,626         47,626
                                   =======        =========       =========     ==========

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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      1997           1996
                                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $(236,277)   $ 9,804,205
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in net (income) loss of cable
        television joint venture                                      236,277     (9,804,205)
                                                                    ---------    -----------


                     Net cash provided by operating activities              -              -
                                                                    ---------    -----------

Net change in cash                                                          -              -

Cash, beginning of period                                                   -              -
                                                                    ---------    -----------

Cash, end of period                                                 $       -    $         -
                                                                    =========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $       -    $         -
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur late in the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture will repay its outstanding Senior Notes balance of $47,479,874 plus a make whole premium that, based on current market interest rates, is estimated to total approximately $3,354,060 and the Venture will repay approximately $49,767,578 of the then outstanding balance of its credit facility, and then the remaining $125,000,000 of net sale proceeds will be distributed to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 15 percent of such proceeds, estimated to total approximately $19,097,217, and the Partnership will distribute this portion of the net sale proceeds to its partners of record as of the closing date of the sale of the Albuquerque System. Pursuant to the terms of the Partnership Agreement, the Partnership will return to the limited partners the remaining $15,409,000 of capital initially contributed to the Partnership by the limited partners and the remainder will be distributed 75 percent to the limited partners ($2,766,163) and 25 percent to the General Partner ($922,054). The limited partners of the Partnership, as a group, will receive a total distribution of $18,175,163. Limited partners will receive $382 for each $500 limited partnership interest, or $763 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Albuquerque System's sale. Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Albuquerque System, limited partners of the Partnership will have received a total of $555 for each $500 limited partnership interest, or $1,109 for each $1,000 invested in the Partnership taking into account the prior distribution to limited partners made in 1996 from the net proceeds of the sale of the Tampa System. The Venture will continue to own and operate the Palmdale System.

(3) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three and nine month periods ended September 30, 1997 attributable to the Partnership's 15 percent interest in the Venture were $156,495 and $468,588, respectively, compared to $147,751 and $476,109, respectively, for the comparable period in 1996.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1997 attributable to the Partnership's 15 percent interest in the Venture were $166,733 and $530,930, respectively, compared to $170,470 and $618,352, respectively, for the comparable period in 1996. See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(4)  Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

ASSETS                                                          September 30, 1997   December 31, 1996
------                                                          ------------------   -----------------

Cash and accounts receivable                                     $   3,678,296         $   4,191,019

Investment in cable television properties                          113,136,554           113,671,437

Other assets                                                         4,376,837             3,036,880
                                                                 -------------         -------------

                     Total assets                                $ 121,191,687         $ 120,899,336
                                                                 =============         =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                             $ 140,344,284         $ 138,345,878

Payables and accrued liabilities                                     4,785,407             4,944,940

Partners' contributed capital                                      135,490,944           135,490,944

Accumulated deficit                                               (104,428,948)         (102,882,426)

Distributions                                                      (55,000,000)          (55,000,000)
                                                                 -------------         -------------

                     Total liabilities and partners' capital     $ 121,191,687         $ 120,899,336
                                                                 =============         =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   For the Three Months Ended    For the Nine Months Ended
                                         September 30,                 September 30,
                                  ----------------------------  ---------------------------
                                      1997           1996           1997          1996
                                  -------------  -------------  ------------  -------------

Revenues                           $20,483,557    $19,339,146   $61,333,466    $62,317,984

Operating expenses                  11,170,560     11,214,845    33,857,768     37,638,477
Management fees and
  allocated overhead
  from General Partner               2,115,364      2,082,596     6,541,345      7,162,703

Depreciation and
  amortization                       5,112,445      5,212,866    14,777,364     16,473,829
                                   -----------    -----------   -----------    -----------

Operating income                     2,085,188        828,839     6,156,989      1,042,975

Interest expense                    (2,806,590)    (2,770,590)   (8,227,095)    (8,645,364)

Gain on sale of cable
  television system                          -              -             -     71,914,391

Other, net                             768,128        (78,905)      523,584         51,840
                                   -----------    -----------   -----------    -----------

             Net income (loss)     $    46,726    $(2,020,656)  $(1,546,522)   $64,363,842
                                   ===========    ===========   ===========    ===========

     Management fees paid to Jones Intercable, Inc. by the Venture totaled $1,024,178 and $3,066,673, respectively, for the three and nine month periods ended September 30, 1997, and $966,957 and $3,115,899, respectively, for the comparable periods in 1996. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $1,091,186 and $3,474,672, respectively, for the three and nine month periods ended September 30, 1997, and $1,115,639 and $4,046,804, respectively, for the comparable periods in 1996.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

      It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the partnerships that comprise the Venture, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture has sold the Tampa System and has entered into a purchase and sale agreement to sell the Albuquerque System.

     On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur late in the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture will repay its outstanding Senior Notes balance of $47,479,874 plus a make whole premium that, based on current market interest rates, is estimated to total approximately $3,354,060 and the Venture will repay approximately $49,767,578 of the then outstanding balance of its credit facility, and then the remaining $125,000,000 of net sale proceeds will be distributed to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 15 percent of such proceeds, estimated to total approximately $19,097,217, and the Partnership will distribute this portion of the net sale proceeds to its partners of record as of the closing date of the sale of the Albuquerque System. Pursuant to the terms of the Partnership Agreement, the Partnership will return to the limited partners the remaining $15,409,000 of capital initially contributed to the Partnership by the limited partners and the remainder will be distributed 75 percent to the limited partners ($2,766,163) and 25 percent to the General Partner ($922,054). The limited partners of the Partnership, as a group, will receive a total distribution of $18,175,163. Limited partners will receive $382 for each $500 limited partnership interest, or $763 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Albuquerque System's sale. Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Albuquerque System, limited partners of the Partnership will have received a total of $555 for each $500 limited partnership interest, or $1,109 for each $1,000 invested in the Partnership taking into account the prior distribution to limited partners made in 1996 from the net proceeds of the sale of the Tampa System. The Venture will continue to own and operate the Palmdale System.

     The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. The Partnership expects to recover such losses upon the sale of the Albuquerque System and the Palmdale System. This liability increased by $236,277, which represents the Partnership's share of losses generated by the Venture for the nine months ended September 30, 1997.

     For the nine months ended September 30, 1997, the Venture generated net cash from operating activities totaling $10,656,576, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $13,603,000 during the first nine months of 1997. Service drops to homes accounted for approximately 39 percent of the capital expenditures. New plant construction accounted for approximately 29 percent of the capital expenditures. The remaining expenditures were necessary to maintain the value of the Venture's systems. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Expected capital expenditures for the remainder of 1997 are approximately $4,013,000. Service drops to homes are anticipated to account for approximately 67 percent. Approximately 13 percent of budgeted capital expenditures is for the purchase of converters. The remainder of the anticipated expenditures is necessary to maintain the value of the Venture's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at September 30, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. Semi-annual principal payments of $3,956,656 were made in March and September 1997, respectively. These payments were funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Upon the sale of the Albuquerque System, the Senior Notes will be repaid in full together with a make whole premium.

     The balance outstanding on the Venture's $120,000,000 credit facility at September 30, 1997 was $91,630,620, leaving $28,369,380 available for future needs. Upon the sale of the Albuquerque System and subject to an amendment to the Venture's credit facility, the Venture anticipates repaying approximately $49,800,000 of the then outstanding balance of the credit facility and that there will be a reduction in the maximum amount available for borrowing. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of September 30, 1997 and 1996 were 7.59 percent and 7.66 percent, respectively.

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

     Revenues in the Albuquerque System and the Palmdale System increased $1,144,411, or approximately 6 percent, to $20,483,557 for the three months ended September 30, 1997 from $19,339,146 for the comparable period in 1996. Revenues increased $3,900,673, or approximately 7 percent, to $61,333,466 for the nine months ended September 30, 1997 from $57,432,793 for the comparable period in 1996. These increases in revenues were due primarily to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 50 percent and 51 percent of the increase in revenues for the three and nine months ended September 30, 1997. The increase in the number of basic subscribers accounted for approximately 22 percent and 21 percent of the increases in revenues for the three and nine months ended September 30, 1997. Basic service subscribers increased 1,894, or approximately 1 percent, to 177,108 for the nine month period ended September 30, 1997 from 175,214 for the comparable 1996 period. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Albuquerque System and the Palmdale System decreased $44,285, or less than 1 percent, to $11,170,560 for the three months ended September 30, 1997 from $11,214,845 for the comparable period in 1996. Decreases in marketing and plant related costs primarily accounted for the decrease in operating expenses. Operating expenses increased $667,973, or approximately 2 percent, to $33,857,768 for the nine months ended September 30, 1997 from $33,189,795 for the comparable period in 1996. This increase in operating expenses was primarily due to increases in programming costs. Operating expenses represented 55 percent of revenues for the three and nine months ended September 30, 1997 and 58 percent of revenues for the three and nine month periods ended September 30, 1996. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,188,696, or approximately 15 percent, to $9,312,997 for the three months ended September 30, 1997 from $8,124,301 for the comparable period in 1996. This increase was due to the increase in revenues and the decrease in operating expenses. Operating cash flow increased $3,232,700, or approximately 13 percent, to $27,475,698 for the nine months ended September 30, 1997 from $24,242,998 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $32,768, or approximately 2 percent, to $2,115,364 for the three months ended September 30, 1997 from $2,082,596 for the comparable period in 1996. This increase was due to the increase in revenues upon which such management fees are based. This increase was partially offset by a decrease in allocated overhead from the General Partner. Management fees and allocated overhead from the General Partner decreased $44,501, or approximately 1 percent, to $6,541,345 for the nine months ended September 30, 1997 from $6,585,846 for the comparable period in 1996. This decrease was primarily due to decreases in allocated overhead from the General Partner, which was partially offset by an increase in management fees.

     Depreciation and amortization expense decreased $100,421, or approximately 2 percent, to $5,112,445 for the three months ended September 30, 1997 from $5,212,866 for the comparable period in 1996. Depreciation and amortization expense decreased $704,727, or approximately 5 percent, to $14,777,364 for the nine months ended September 30, 1997 from $15,482,091 for the comparable period in 1996. These decreases were due to the maturation of the Venture's asset base.

     Operating income increased $1,256,349 to $2,085,188 for the three months ended September 30, 1997 from $828,839 for the comparable period in 1996. Operating income increased $3,981,928 to $6,156,989 for the nine months ended September 30, 1997 compared to $2,175,061 for the comparable period in 1996. These increases were a result of the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense increased $36,000, or approximately 1 percent, to $2,806,590 for the three months ended September 30, 1997 from $2,770,590 for the comparable period in 1996. This increase was due to higher interest rates on interest bearing obligations. Interest expense decreased $418,269, or approximately 5 percent, to $8,227,095 for the nine months ended September 30, 1997 from $8,645,364 for the comparable period in 1996. This decrease was primarily due to lower outstanding balances on the Venture's interest bearing obligations.

     The Venture recognized a gain of $71,914,391 related to the sale of the Tampa System in February 1996. No similar gain was recognized in the first nine months of 1997.

     Net loss decreased $1,460,516 to $35,298 for the three months ended September 30, 1997 compared to $1,495,814 for the comparable period in 1996. This decrease was a result of the factors discussed above. The Venture reported a net loss of $1,168,274 for the nine months ended September 30, 1997 compared to net income of $48,651,036 for the comparable period in 1996. This change was primarily due to the gain on the sale of the Tampa System.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              27)  Financial Data Schedule

          b)  Reports on Form 8-K

              Report on Form 8-K dated July 28, 1997 reported that on July 28, 1997, Cable TV Fund 12-BCD Venture entered into a Purchase and Sale Agreement with Intercable to sell the Albuquerque System to Intercable for a sales price of $222,963,267.

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

Dated:  November 12, 1997