Form 10-K405/A
period 1997-12-31
CABLE TV FUND 12-C LTD
filed 1998-04-20
CIK 782975

                               FORM 10-K/A NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________ to __________

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

     Yes     x                                              No  ______
           ----

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

          Following are the franchises held by the Venture relating to the Systems and the expiration date of each franchise:

ALBUQUERQUE SYSTEM                                          PALMDALE SYSTEM
------------------                                          ---------------
Bernalillo County                            08/05/2011     Edwards AFB                           09/30/2004
City of Albuquerque                          09/01/1999     City of Lancaster                     05/04/2001
Kirtland AFB                                 10/01/1999     Los Angeles County                    10/29/2005
Sandoval County                              03/03/2002     Los Angeles County-Green Valley/      10/29/2005
Town of Bernalillo                           08/17/2001     Elizabeth Lake/Leona Valley
Valencia County                              01/21/2000     City of Palmdale                      02/13/2007
Village of Bosque Farms                      10/13/1999
Village of Corrales                          04/20/2006
Village of Los Ranchos                       05/14/2011

          The Venture's franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

                              ITEM 2.  PROPERTIES
                              -------------------

         The cable television systems owned by the Venture are described below:

             Ownership                              SYSTEM      ACQUISITION DATE
             ---------                              ------      ----------------
Cable TV Fund 12-B, Ltd., Cable TV   Palmdale System            April 1986
Fund 12-C, Ltd. and Cable TV         Albuquerque System         August 1986
Fund 12-D, Ltd. own a 9%, 15%
and 76% interest, respectively,
through their interest in Cable TV
Fund 12-BCD Venture

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

                                                                          At December 31,
                                                                     ------------------------
Palmdale System                                                     1997          1996      1995
---------------                                                     ----          ----      ----
Monthly basic plus service rate                                   $ 26.52      $ 24.77    $ 23.27
Basic subscribers                                                  63,521       63,188     61,993
Pay units                                                          42,731       45,108     46,699


                                                                           At December 31,
                                                                     -------------------------
Albuquerque System                                                  1997          1996       1995
------------------                                                  ----          ----       ----
Monthly basic plus service rate                                   $ 25.35     $  23.95     $22.85
Basic subscribers                                                 114,553      112,460    109,911
Pay units                                                          68,113       61,210     57,189


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

         David Hirsch, Marty, Inc. Pension Plan (By its Trustee and Beneficiary,
         -----------------------------------------------------------------------
Martin Ury) and Jonathan Fussner and Eileen Fussner, derivatively on behalf of
------------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd.
-------------------------------------------------------------------------------
v. Jones Intercable, Inc. (Arapahoe County District Court, Colorado, Case No.
-------------------------
96-CV-1800, Division 3).

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

       The plaintiffs in the Cohen and Cordova actions have not specified the
                             -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.


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

Item 6. Selected Financial Data
-------------------------------

                                                              For the Year Ended December 31,
                                        ----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd./(a)/                1997            1996            1995           1994             1993
-----------------------------           ------------   ---------------  -------------  -------------    -------------
Revenues                                $          -   $          -     $          -   $          -
Operating Income                                   -              -                -              -
Equity in Net Income (Loss) of Cable
    Television Joint Venture                (733,076)     9,525,374       (1,699,611)    (1,967,232)    (1,769,867)
Net Income (Loss)                           (733,076)     9,525,374/(b)/  (1,699,611)    (1,967,232)    (1,769,867)
Net Income (Loss) per Limited
    Partnership Unit                          (15.24)        195.00/(b)/      (35.33)        (40.89)        (36.79)
Weighted Average Number of Limited
    Partnership Units Outstanding             47,626         47,626           47,626         47,626         47,626
General Partner's Deficit                    (21,962)       (14,631)        (253,008)      (236,012)      (216,340)
Limited Partners' Capital (Deficit)       (4,291,839)    (3,566,094)      (4,608,228)    (2,925,613)      (978,053)
Total Assets                                       -              -                -              -              -
Debt                                               -              -                -              -              -
General Partner Advances                           -              -                -              -              -

                                                                  For the Year Ended December 31,
                                        ----------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                1997           1996               1995           1994           1993
----------------------------            ------------   ------------      -------------   ------------   ------------
Revenues                                $ 82,675,018   $ 82,363,752       $101,399,697   $ 92,823,076   $ 89,131,530
Depreciation and Amortization             21,837,251     22,142,809         26,666,735     24,809,654     25,772,299
Operating Income                           6,129,688      1,880,308          4,127,622        289,904        779,887
Net Income (Loss)                         (4,798,248)    62,338,836/(b)/   (11,124,567)   (12,876,242)   (11,584,416)
Partners' Capital (Deficit)              (27,189,730)   (22,391,482)       (29,730,318)   (18,605,751)    (5,729,509)
Total Assets                             124,269,504    120,899,336        163,486,029    170,675,914    169,670,552
Debt                                     144,308,462    138,345,878        180,770,267    180,402,748    167,698,697
Jones Intercable, Inc. Advances                    -              -          4,198,739        616,810        188,430

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

     For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $14,131,916, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $19,866,800 during 1997. Capital expenditures in the Albuquerque System totaled $13,076,679. Of the Albuquerque System's capital expenditures, approximately 39 percent was for service drops to subscribers' homes, approximately 38 percent was for cable plant extensions and the remainder was for other capital expenditures to maintain the value of the Albuquerque System. Capital expenditures in the Palmdale System totaled $6,790,121. Of the Palmdale System's capital expenditures, approximately 31 percent was for service drops to subscribers' homes, approximately 18 percent was for cable plant extensions, approximately 16 percent was for premium service converters and the remainder was for other capital expenditures to maintain the value of the Palmdale System. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1998 are approximately $12,682,500. Budgeted capital expenditures in the Albuquerque System are approximately $7,777,800, of which approximately 31 percent is for service drops to customers' homes, approximately 32 percent is for cable plant extensions and the remainder relates to other capital expenditures to maintain the value of the Albuquerque System. Budgeted capital expenditures in the Palmdale System are approximately $4,904,700, of which 48 percent is for service drops to subscribers' homes, approximately 20 percent is for cable plant extensions and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Depending upon the timing of the closing of the sale of the Venture's systems, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of its systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at December 31, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture. The Senior Notes and the credit facility contain certain financial covenants. The most restrictive of these covenants is that the ratio of debt to annualized cash flow will not exceed 4.5 to 1. The Venture was in compliance with all covenants at December 31, 1997.

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

Cable TV Fund 12-BCD Venture -
----------------------------

     As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for the periods discussed. Results of operations of each system for 1997 and 1996 are summarized below:

                                                               Albuquerque System
                                              ----------------------------------------------------
                                                 1997         1996        Inc(Dec)    % Inc/(Dec)
                                              -----------  -----------  ------------  ------------

     Revenues                                 $52,784,567  $49,487,923  $ 3,296,644            7%

     Costs and expenses
      Operating expenses                       29,842,290   28,754,334    1,087,956            4%
                                              -----------  -----------  -----------

     Operating cash flow                       22,942,277   20,733,589    2,208,688           11%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      5,583,053    5,804,631     (221,578)          (4%)
     Depreciation and amortization             15,440,702   12,922,479    2,518,223           19%
                                              -----------  -----------  -----------

     Operating income                         $ 1,918,522  $ 2,006,479  $   (87,957)          (4%)
                                              ===========  ===========  ===========

                                                            Palmdale System
                                              ---------------------------------------------------
                                                 1997         1996       Inc(Dec)     % Inc/(Dec)
                                              -----------  -----------  -----------   -----------
     Revenues                                 $29,890,451  $27,990,637  $ 1,899,814            7%

     Costs and expenses
      Operating expenses                       16,116,197   15,524,050      592,147            4%
                                              -----------  -----------  -----------

     Operating cash flow                       13,774,254   12,466,587    1,307,667           10%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      3,166,539    3,227,757      (61,218)          (2%)
     Depreciation and amortization              6,396,549    8,228,592   (1,832,043)         (22%)
                                              -----------  -----------  -----------

     Operating income                         $ 4,211,166  $ 1,010,238  $ 3,200,928          317%
                                              ===========  ===========  ===========

                                                                    Total
                                              ---------------------------------------------------
                                                  1997         1996      Inc(Dec)     % Inc/(Dec)
                                              -----------  -----------  -----------   -----------
     Revenues                                 $82,675,018  $77,478,560  $ 5,196,458            7%

     Costs and expenses
      Operating expenses                       45,958,487   44,278,384    1,680,103            4%
                                              -----------  -----------  -----------

     Operating cash flow                       36,716,531   33,200,176    3,516,355           11%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      8,749,592    9,032,388     (282,796)          (3%)
     Depreciation and amortization             21,837,251   21,151,071      686,180            3%
                                              -----------  -----------  -----------

     Operating income                         $ 6,129,688  $ 3,016,717  $ 3,112,971          103%
                                              ===========  ===========  ===========

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



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 February 27, 1998.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                    December 31,
                                                            ----------------------------
                                                               1997            1996
                                                            ------------    ------------
                      ASSETS                                 $          -   $          -
                      ------                                ============   =============

          LIABILITIES AND PARTNERS' DEFICIT
          ---------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                $  4,313,801   $   3,580,725
                                                            ------------   -------------

          Total liabilities                                    4,313,801       3,580,725
                                                            ------------   -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                            1,000           1,000
    Accumulated deficit                                          (22,962)        (15,631)
                                                            ------------   -------------

                                                                 (21,962)        (14,631)
                                                            ------------   -------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       December 31, 1997 and 1996)                            19,998,049      19,998,049
    Accumulated deficit                                      (16,045,025)    (15,319,280)
    Distributions                                             (8,244,863)     (8,244,863)
                                                            ------------   -------------

                                                              (4,291,839)     (3,566,094)
                                                            ------------   -------------

          Total liabilities and partners' deficit           $          -   $          -
                                                            ============   =============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                  For the Year Ended December 31,
                                        --------------------------------------------------
                                              1997               1996            1995
                                        --------------       ------------    -------------
EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE         $(733,076)          $9,525,374      $(1,699,611)
                                         ---------           ----------      -----------

NET INCOME (LOSS)                        $(733,076)          $9,525,374      $(1,699,611)
                                         =========           ==========      ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                        $  (7,331)          $  238,377      $   (16,996)
                                         =========           ==========      ===========

  Limited Partners                       $(725,745)          $9,286,997      $(1,682,615)
                                         =========           ==========      ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                         $(15.24)             $195.00      $    (35.33)
                                         =========           ==========      ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         47,626               47,626           47,626
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------

                                                               For the Year Ended December 31,
                                                 ------------------------------------------------------------
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                     For the Year Ended December 31,
                                                       ------------------------------------------------------------
                                                            1997                   1996                    1995
                                                       ------------           ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(733,076)             $ 9,525,374              $(1,699,611)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Equity in net income (loss) of cable
        television joint venture                         733,076               (9,525,374)               1,699,611
                                                       ---------                                       -----------
            Net cash provided by operating
                activities                                     -                        -                        -
                                                       ---------              -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions from Joint Venture                             -                8,404,000                        -
  Distributions to Limited Partners                            -               (8,244,863)                       -
  Repayment of debt                                            -                 (159,137)                       -
                                                       ---------              -----------              -----------

            Net cash provided by financing activities          -                        -                        -
                                                       ---------              -----------              -----------

Cash, beginning of year                                        -                        -                        -
                                                       ---------              -----------              -----------

Cash, end of year                                      $       -              $         -              $         -
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

     The plaintiffs in the Cohen and Cordova actions have not specified the
                           -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.

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



                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
 February 27, 1998.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                                December 31,
                                                                        ----------------------------

                      ASSETS                                                1997           1996
                      ------                                            -------------   ------------
CASH AND CASH EQUIVALENTS                                               $   1,742,444   $  1,514,773

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
     $404,821 and $417,017 at December 31, 1997 and 1996,
     respectively                                                           4,456,904      2,676,246

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  218,189,145    198,322,316
  Less- accumulated depreciation                                         (113,368,132)   (95,040,023)
                                                                        -------------   ------------

                                                                          104,821,013    103,282,293
  Franchise costs and other intangible assets, net of accumulated amortization of $63,250,092 and $60,652,010 at
     December 31, 1997 and 1996, respectively                               7,791,062     10,389,144
                                                                        -------------   ------------

                     Total investment in cable television properties      112,612,075    113,671,437

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                   5,458,081      3,036,880
                                                                        -------------   ------------

                     Total assets                                       $ 124,269,504   $120,899,336
                                                                        =============   ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                                December 31,
                                                       ------------------------------

          LIABILITIES AND PARTNERS' DEFICIT                1997            1996
          ---------------------------------            -------------   -------------
LIABILITIES:
  Debt                                                 $ 144,308,462   $ 138,345,878
  Trade accounts payable and accrued liabilities           6,726,286       4,499,549
  Subscriber prepayments                                     424,486         445,391
                                                       -------------   -------------

                     Total liabilities                   151,459,234     143,290,818
                                                       -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  Contributed capital                                    135,490,944     135,490,944
  Distributions                                          (55,000,000)    (55,000,000)
  Accumulated deficit                                   (107,680,674)   (102,882,426)
                                                       -------------   -------------

                                                         (27,189,730)    (22,391,482)
                                                       -------------   -------------

            Total liabilities and partners' deficit    $ 124,269,504   $ 120,899,336
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

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                  For the Year Ended December 31,
                                                         --------------------------------------------------
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

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                          For the Year Ended December 31,
                                                                  ---------------------------------------------

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation is provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5  -  15  years
               Equipment and tools               3  -   5  years
               Office furniture and equipment    3  -   5  years
               Buildings                            -  30  years
               Vehicles                          3  -   4  years

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

     The programming fees paid by the Venture to Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd. and Great American Country (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

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
                                             =============   ============

(5)  DEBT
     ----

     Debt consists of the following:

                                                      December 31,
                                             ----------------------------

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $384,610, $373,169 and $331,963, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for the five years in the period ending December 31, 2002 and thereafter are as follows:

                         1998         $   534,693
                         1999             398,715
                         2000             345,765
                         2001             345,046
                         2002             341,700
                         Thereafter       569,500
                                       ----------

                                      $ 2,535,419
                                       ==========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                           For the Year Ended December 31,
                                        -------------------------------------

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

       Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner .

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

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently Senior Vice-President, Law and Corporate Secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969 and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. In March 1998, Mr. Fridman was named Chief Legal Officer of BCE Inc. and Bell Canada. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc. Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar.

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

       The programming fees paid by the Venture to Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country and Superaudio (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

       The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
Cable TV Fund 12-BCD                                        1997                   1996                   1995
--------------------------------------------------  ---------------------  ---------------------  ---------------------
Management fees                                          $4,133,751              $4,118,188             $5,069,985
Allocation of expenses                                    4,615,841               5,491,265              7,183,663
Interest expense                                                  0                       0                220,743
Amount of advances outstanding                                    0                       0              4,198,739
Highest amount of advances outstanding                            0                       0              4,574,572
Programming fees:
         Knowledge TV, Inc.                                 131,277                 126,665                145,598
         Jones Computer Network, Ltd.                        85,543                 248,044                283,339
         Great American Country                             131,863                 141,753                      0
         Superaudio                                         118,032                 116,710                135,861

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

        10.3.1               Purchase and Sale Agreement (Albuquerque) dated as of July 28, 1997 between Cable TV
                             Fund 12-BCD Venture and Jones Intercable, Inc. (7)

        27                Financial Data Schedule
__________

        (1)               Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year
                          December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0-13964 and 0-14206).

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

                                       CABLE TV FUND 12-C, LTD.
                                       a Colorado limited partnership
                                       By:  Jones Intercable, Inc.

                                       By:  /s/ Elizabeth M. Steele
                                           ---------------------------------
                                           Elizabeth M. Steele
Dated:  April 17, 1998                     Vice President