Form 10-Q
period 1998-06-30
CABLE TV FUND 12-C LTD
filed 1998-08-12
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------


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

 Yes    X                                                            No
     --------                                                           --------

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                             June 30,     December 31,
                 ASSETS                                        1998           1997
                 ------                                    -------------  -------------

RECEIVABLES:
  Distribution receivable from Joint Venture                $ 18,175,163   $          -
                                                            ------------   ------------

          Total assets                                      $ 18,175,163   $          -
                                                            ============   ============

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                $  1,261,674   $  4,313,801
  Accrued distribution                                        18,175,163              -
                                                            ------------   ------------

          Total liabilities                                   19,436,838      4,313,801
                                                            ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                            1,000          1,000
    Accumulated capital (deficit)                              1,746,074        (22,962)
    Distribution                                                (922,054)             -
                                                            ------------   ------------

                                                                 825,020        (21,962)
                                                            ------------   ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       June 30, 1998 and December 31, 1997)                   19,998,049     19,998,049
    Accumulated capital (deficit)                              4,335,283    (16,045,025)
    Distributions                                            (26,420,026)    (8,244,863)
                                                            ------------   ------------

                                                              (2,086,694)    (4,291,839)
                                                            ------------   ------------

          Total liabilities and partners' deficit           $ 18,175,163   $          -
                                                            ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                 For the Three Months Ended   For the Six Months Ended
                                          June 30,                   June 30,
                                 --------------------------   -------------------------

                                    1998             1997         1998           1997
                                 -----------       --------    -----------    ---------

EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                  $22,357,663       $(96,648)   $22,149,344    $(243,416)
                                 -----------       --------    -----------    ---------

NET INCOME (LOSS)                $22,357,663       $(96,648)   $22,149,344    $(243,416)
                                 ===========       ========    ===========    =========

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                $ 1,771,119       $   (966)   $ 1,769,036    $  (2,434)
                                 ===========       ========    ===========    =========

  Limited Partners               $20,586,544       $(95,682)   $20,380,308    $(240,982)
                                 ===========       ========    ===========    =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT               $    432.25       $  (2.01)       $427.92    $   (5.06)
                                 ===========       ========    ===========    =========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                         47,626         47,626         47,626       47,626
                                 ===========       ========    ===========    =========

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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                             For the Six Months Ended
                                                                     June 30,
                                                            --------------------------

                                                                1998          1997
                                                            ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ 22,149,344    $(243,416)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in net (income) loss of cable
        television joint venture                             (22,149,344)     243,416
                                                            ------------   ----------

          Net cash provided by operating activities                    -            -
                                                            ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture                  19,097,217            -
  Increase in distribution receivable from Joint Venture     (18,175,163)           -
                                                            ------------   ----------

          Net cash provided by investing activities              922,054            -
                                                            ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Limited Partners                          (18,175,163)           -
  Distribution to General Partner                               (922,054)           -
  Increase in accrued distribution to limited partners        18,175,163            -
                                                            ------------   ----------

          Net cash used in financing activities                 (922,054)           -
                                                            ------------   ----------

Net change in cash                                                     -            -

Cash, beginning of period                                              -            -
                                                            ------------   ----------

Cash, end of period                                         $          -   $        -
                                                            ============   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $          -   $        -
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997 and its results of operations for the three and six month periods ended June 30, 1998 and June 30, 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns no properties directly. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television system serving the areas in and around Palmdale, California (the "Palmdale System"). As discussed below, the Venture's cable television system serving the areas in and around Albuquerque, New Mexico (the "Albuquerque System") was sold on June 30, 1998.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three and six month periods ended June 30, 1998 attributable to the Partnership's 15 percent interest in the Venture were $169,331 and $329,081, respectively, compared to $161,478 and $312,053, respectively, for the comparable periods in 1997.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made by the Venture to the General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1998 attributable to the Partnership's 15 percent interest in the Venture were $205,184 and $379,094, respectively, compared to $160,874 and $364,149, respectively, for the comparable periods in 1997.

     See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) On June 30, 1998, the Venture sold the Albuquerque System to the General Partner. The sales price of the Albuquerque System was $222,963,267, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Albuquerque System.

     Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, pursuant to an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made in July 1998. The limited partners of the Partnership, as a group, received $18,175,163 and the General Partner received $922,054. Such distribution represents $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner is conducting a vote of the limited partners on the sale of the Palmdale System in the third quarter of 1998. Closing is expected to occur in the fourth quarter of 1998.

     Upon consummation of the proposed sale of the Palmdale System, based upon financial information as of June 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $51,922,000, and then the Venture will distribute the remaining sale proceeds of $87,581,654 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $13,380,524, or 15 percent of the $87,581,654 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made before year end 1998. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($10,035,393) and 25 percent to the General Partner ($3,345,131). Limited partners will receive $211 for each $500 limited partnership interest, or $422 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale. Since the Palmdale System will represent the only remaining asset of the Venture, the Venture and the Partnership will be liquidated and dissolved after the sale of the Palmdale System.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $765 for each $500 limited partnership interest, or $1,530 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated and dissolved.

(4)  Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

        ASSETS                                                   June 30, 1998   December 31, 1997
        ------                                                  --------------  ------------------

Cash and accounts receivable                                    $ 123,309,778       $   6,199,348

Investment in cable television properties                          38,077,176         112,612,075

Other assets                                                        1,522,880           5,458,081
                                                                -------------       -------------

                     Total assets                               $ 162,909,834       $ 124,269,504
                                                                =============       =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                            $  51,922,252       $ 144,308,462

Payables and accrued liabilities                                  118,220,873           7,150,772

Partners' contributed capital                                     135,490,944         135,490,944

Accumulated deficit                                                37,275,765        (107,680,674)

Distributions                                                    (180,000,000)        (55,000,000)
                                                                -------------       -------------

                     Total liabilities and partners' capital    $ 162,909,834       $ 124,269,504
                                                                =============       =============

                               UNAUDITED STATEMENTS OF OPERATIONS
                               ----------------------------------

                                   For the Three Months Ended             For the Six Months Ended
                                            June 30,                              June 30,
                                  ----------------------------           ---------------------------
                                       1998           1997                   1998           1997
                                  --------------  ------------           -------------  ------------

Revenues                           $ 22,166,611   $21,138,684            $ 43,079,053   $40,849,909

Operating expenses                   12,159,234    11,733,343              23,667,531    22,687,208

Management fees and
  allocated overhead
  from General Partner                2,451,333     2,109,915               4,635,262     4,425,981

Depreciation and
  amortization                        6,166,414     4,866,372              12,024,948     9,664,919
                                   ------------   -----------            ------------   -----------

Operating income                      1,389,630     2,429,054               2,751,312     4,071,801

Interest expense, net                (2,740,730)   (2,729,243)             (5,415,956)   (5,420,505)

Gain on sale of cable
  television system                 147,792,730             -             147,792,730             -

Other, net                             (121,563)     (332,410)               (171,647)     (244,544)
                                   ------------   -----------            ------------   -----------

             Net income (loss)     $146,319,953   $  (632,599)           $144,956,439   $(1,593,248)
                                   ============   ===========            ============   ===========

     Management fees paid to Jones Intercable, Inc. by the Venture totaled $1,108,331 and $2,153,953, respectively, for the three and six month periods ended June 30, 1998, and $1,056,934 and $2,042,495, respectively, for the comparable periods in 1997. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $1,343,002 and $2,481,309, respectively, for the three and six month periods ended June 30, 1998, and $1,052,981 and $2,383,486, respectively, for the comparable periods in 1997.

(5) The pro forma effect of the sale of the Albuquerque System on the results of the Venture's operations for the six months ended June 30, 1998 and 1997, assuming the transaction had occurred on January 1, 1997, are presented in the following tabulations.



                                            For the Six Months Ended June 30, 1998
                                          -------------------------------------------
                                                           Unaudited
                                                           Pro Forma      Pro Forma
                                           As Reported    Adjustments      Balance
                                          -------------  --------------  ------------

REVENUES                                  $ 43,079,053   $ (27,681,131)  $15,397,922
                                          ============   =============   ===========

OPERATING INCOME (LOSS)                   $  2,751,312   $  (1,054,815)  $ 1,696,497
                                          ============   =============   ===========

CONSOLIDATED INCOME (LOSS)                $144,956,439   $(145,181,031)  $  (224,592)
                                          ============   =============   ===========


                                           For the Six Months Ended June 30, 1997
                                          ------------------------------------------

                                                           Unaudited
                                                           Pro Forma      Pro Forma
                                          As Reported     Adjustments      Balance
                                          ------------   -------------   -----------
REVENUES                                  $ 40,849,909   $ (26,253,572)  $14,596,337
                                          ============   =============   ===========

OPERATING INCOME (LOSS)                   $  4,071,801   $  (2,024,920)  $ 2,046,881
                                          ============   =============   ===========

CONSOLIDATED INCOME (LOSS)                $ (1,593,248)  $   1,736,551   $   143,303
                                          ============   =============   ===========

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On June 30, 1998, the Venture sold the Albuquerque System to the General Partner. The sales price of the Albuquerque System was $222,963,267, subject to normal working capital adjustments. This price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System.

     Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, pursuant to an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made in July 1998. The limited partners of the Partnership, as a group, received $18,175,163 and the General Partner received $922,054. Such distribution represents $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner is conducting a vote of the limited partners on the sale of the Palmdale System in the third quarter of 1998. Closing is expected to occur in the fourth quarter of 1998.

     Upon consummation of the proposed sale of the Palmdale System based upon financial information as of June 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $51,922,000, and then the Venture will distribute the remaining sale proceeds of $87,581,654 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $13,380,524, or 15 percent of the $87,581,654 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made before year end 1998. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($10,035,393) and 25 percent to the General Partner ($3,345,131). Limited partners will receive $211 for each $500 limited partnership interest, or $422 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale. Since the Palmdale System will represent the only remaining asset of the Venture, the Venture and the Partnership will be liquidated and dissolved after the sale of the Palmdale System.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $765 for each $500 limited partnership interest, or $1,530 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated and dissolved.

     For the six months ended June 30, 1998, the Venture generated net cash from operating activities totaling $9,423,869, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled $10,199,452 for the six months ended June 30, 1998. Capital expenditures in the Albuquerque System totaled $7,136,952. Of the Albuquerque System's capital expenditures, approximately 41 percent was for service drops to subscribers' homes, approximately 27 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Albuquerque System until it was sold. Capital expenditures in the Palmdale System totaled $3,062,500. Of the Palmdale System's capital expenditures, approximately 47 percent was for service drops to subscribers' homes, approximately 17 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Palmdale System until it is sold. These capital expenditures were funded primarily from cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for the Palmdale System for the remainder of 1998 are approximately $1,842,200, of which approximately 35 percent is for service drops to subscribers' homes, approximately 20 percent is for cable plant extensions related to new homes passed and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Depending upon the timing of the closing of the sale of the Palmdale System, the Venture will make only the portion of the 1998 budgeted capital expenditures scheduled to be made during the Venture's continued ownership of the Palmdale System. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the Palmdale System is sold.

     On June 30, 1998, in conjunction with the sale of the Albuquerque System, the Senior Notes' balance of $41,544,890 plus accrued interest was repaid in full together with a make whole premium of $1,332,823.

     Pursuant to an amendment that became effective on the date of the Albuquerque sale, the Venture repaid $54,000,000 on its credit facility, and the commitment was reduced to $55,000,000. The balance outstanding on the Venture's credit facility at June 30, 1998 was $51,630,620, leaving $3,369,380 available for future needs. At the Venture's option, the credit facility will be payable in full on December 31, 2000, or will convert to a term loan that matures on December 31, 2005 payable in consecutive quarterly amounts. Upon the sale of the Palmdale System, the Venture will repay the then-outstanding balance of the credit facility. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent, or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of June 30, 1998 and 1997 were 6.81 percent and 7.01 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs until the Palmdale System is sold.

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address the issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's customers. In addition, the General Partner will assess the Venture's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
------- -- ----------

     Results of operations of the Albuquerque System and the Palmdale System for the three and six months ended June 30, 1998 and 1997, respectively, are summarized below:

                                                                           For the Three Months Ended June 30:
                                                                                  Albuquerque System
                                                                 ----------------------------------------------------
                                                                   1998          1997       Inc/(Dec)    % Inc/(Dec)
                                                                 -----------  -----------  ------------  ------------

Revenues                                                         $14,201,062  $13,505,138  $   695,924            5%

Operating expenses                                                 7,644,600    7,494,692      149,908            2%
                                                                 -----------  -----------  -----------

Operating cash flow                                                6,556,462    6,010,446      546,016            9%

Management fees and allocated
 overhead from Jones Intercable, Inc.                              1,570,128    1,347,937      222,191           16%
Depreciation and amortization                                      4,400,613    3,508,144      892,469           25%
                                                                 -----------  -----------  -----------

Operating income                                                 $   585,721  $ 1,154,365  $  (568,644)         (49%)
                                                                 ===========  ===========  ===========


                                                                                     Palmdale System
                                                                 ----------------------------------------------------
                                                                     1998         1997      Inc/(Dec)    % Inc/(Dec)
                                                                 -----------  -----------  -----------   ------------
Revenues                                                         $ 7,965,549  $ 7,633,546  $   332,003            4%

Operating expenses                                                 4,514,634    4,238,651      275,983            7%
                                                                 -----------  -----------  -----------

Operating cash flow                                                3,450,915    3,394,895       56,020            2%

Management fees and allocated
 overhead from Jones Intercable, Inc.                                881,205      761,978      119,227           16%
Depreciation and amortization                                      1,765,801    1,358,228      407,573           30%
                                                                 -----------  -----------  -----------

Operating income                                                 $   803,909  $ 1,274,689  $  (470,780)         (37%)
                                                                 ===========  ===========  ===========


                                                                                           Total
                                                                 ----------------------------------------------------
                                                                     1998         1997      Inc/(Dec)    % Inc/(Dec)
                                                                 -----------  -----------  -----------   ------------
Revenues                                                         $22,166,611  $21,138,684  $ 1,027,927            5%

Operating expenses                                                12,159,234   11,733,343      425,891            4%
                                                                 -----------  -----------  -----------

Operating cash flow                                               10,007,377    9,405,341      602,036            6%

Management fees and allocated
 overhead from Jones Intercable, Inc.                              2,451,333    2,109,915      341,418           16%
Depreciation and amortization                                      6,166,414    4,866,372    1,300,042           27%
                                                                 -----------  -----------  -----------

Operating income                                                 $ 1,389,630  $ 2,429,054  $(1,039,424)         (43%)
                                                                 ===========  ===========  ===========


                                                                         For the Six Months Ended June 30:
                                                                                 Albuquerque System
                                                                 ------------------------------------------------------
                                                                    1998         1997        Inc/(Dec)    % Inc/(Dec)
                                                                 -----------  -----------  -----------   --------------
Revenues                                                         $27,681,131  $26,253,572  $ 1,427,559            5%

Operating expenses                                                15,048,723   14,451,399      597,324            4%
                                                                 -----------  -----------  -----------

Operating cash flow                                               12,632,408   11,802,173      830,235            7%

Management fees and allocated
 overhead from Jones Intercable, Inc.                              2,978,588    2,843,781      134,807            5%
Depreciation and amortization                                      8,599,005    6,933,472    1,665,533           24%
                                                                 -----------  -----------  -----------

Operating income                                                 $ 1,054,815  $ 2,024,920  $  (970,105)         (48%)
                                                                 ===========  ===========  ===========

                                                                                   Palmdale System
                                                                 ------------------------------------------------------
                                                                    1998         1997       Inc/(Dec)     % Inc/(Dec)
                                                                 -----------  -----------  -----------   --------------
Revenues                                                         $15,397,922  $14,596,337  $   801,585            5%

Operating expenses                                                 8,618,808    8,235,809      382,999            5%
                                                                 -----------  -----------  -----------

Operating cash flow                                                6,779,114    6,360,528      418,586            7%

Management fees and allocated
 overhead from Jones Intercable, Inc.                              1,656,674    1,582,200       74,474            5%
Depreciation and amortization                                      3,425,943    2,731,447      694,496           25%
                                                                 -----------  -----------  -----------

Operating income                                                 $ 1,696,497  $ 2,046,881  $  (350,384)         (17%)
                                                                 ===========  ===========  ===========


                                                                                           Total
                                                                 ------------------------------------------------------
                                                                    1998         1997       Inc/(Dec)    % Inc/(Dec)
                                                                 -----------  -----------  -----------   --------------
Revenues                                                         $43,079,053  $40,849,909  $ 2,229,144            5%

Operating expenses                                                23,667,531   22,687,208      980,323            4%
                                                                 -----------  -----------  -----------

Operating cash flow                                               19,411,522   18,162,701    1,248,821            7%

Management fees and allocated
 overhead from Jones Intercable, Inc.                              4,635,262    4,425,981      209,281            5%
Depreciation and amortization                                     12,024,948    9,664,919    2,360,029           24%
                                                                 -----------  -----------  -----------

Operating income                                                 $ 2,751,312  $ 4,071,801  $(1,320,489)         (32%)
                                                                 ===========  ===========  ===========

     Revenues in the Albuquerque System and the Palmdale System increased $1,027,927, or approximately 5 percent, to $22,166,611 for the three months ended June 30, 1998 from $21,138,684 for the comparable period in 1997.
Revenues increased $2,229,144, or approximately 5 percent, to $43,079,053 for the six months ended June 30, 1998 from $40,849,909 for the comparable period in 1997. These increases in revenues were due primarily to basic service rate increases and an increase in basic subscribers. Basic service rate increases accounted for approximately 63 percent and 68 percent of the increase in revenues for the three and six months ended June 30, 1998. The increase in the number of basic subscribers accounted for approximately 24 percent and 27 percent of the increases in revenues for the three and six months ended June 30, 1998. Basic subscribers increased 2,549 subscribers, or approximately 2 percent, to 178,872 subscribers for the six months ended June 30, 1998, from 176,323 subscribers for the comparable period in 1997. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Albuquerque System and the Palmdale System increased $425,891, or approximately 4 percent, to $12,159,234 for the three months ended June 30, 1998 from $11,733,343 for the comparable period in 1997. Operating expenses increased $980,323, or approximately 4 percent, to $23,667,531 for the six months ended June 30, 1998 from $22,687,208 for the comparable period in 1997. The increases in operating expenses were primarily due to increases in programming costs and advertising sales costs. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented 55 percent of revenues for the three and six months ended June 30, 1998 and 56 percent of revenues for the three and six months ended June 30, 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $602,036, or approximately 6 percent, to $10,007,377 for the three months ended June 30, 1998 from $9,405,341 for the comparable period in 1997. Operating cash flow increased $1,248,821, or approximately 7 percent, to $19,411,522 for the six months ended June 30, 1998 from $18,162,701 for the comparable period in 1997. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $341,418, or approximately 16 percent, to $2,451,333 for the three months ended June 30, 1998 from $2,109,915 for the comparable period in 1997. Management fees and allocated overhead from the General Partner increased $209,281, or approximately 5 percent, to $4,635,262 for the six months ended June 30, 1998 from $4,425,981 for the comparable period in 1997. These increases were primarily due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense increased $1,300,042, or approximately 27 percent, to $6,166,414 for the three months ended June 30, 1998 from $4,866,372 for the comparable period in 1997. Depreciation and amortization expense increased $2,360,029, or approximately 24 percent, to $12,024,948 for the six months ended June 30, 1998 from $9,664,919 for the comparable period in 1997. These increases were due to a change in the estimated lives of certain assets.

     The Venture's operating income decreased $1,039,424, or approximately 43 percent, to $1,389,630 for the three months ended June 30, 1998 from $2,429,054 for the comparable period in 1997. The Venture's operating income decreased $1,320,489, or approximately 32 percent, to $2,751,312, for the six months ended June 30, 1998 compared to $4,071,801 for the comparable period in 1997. These decreases were due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in cash flow.

     Interest expense increased $11,601 to $2,740,844 for the three months ended June 30, 1998 from $2,729,243 for the comparable period in 1997. Interest expense decreased $4,549 to $5,415,956 for the six months ended June 30, 1998 from $5,420,505 for the comparable period in 1997.

     The Venture recognized a gain of $147,792,730 related to the sale of the Albuquerque System in June 1998. No similar gain was recognized in the first six months of 1997.

     The Venture reported net income of $110,533,019 for the three months ended June 30, 1998 compared to a net loss of $477,878 for the comparable period in 1997. The Venture reported net income of $109,502,993 for the six months ended June 30, 1998 compared to a net loss of $1,203,571 for the comparable period in 1997. These changes were primarily due to the gain on the sale of the Albuquerque System.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Albuquerque System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Limited partners of record at the close of business on March 15, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for the Albuquerque System sale:

                No. of
                Interests     Approved     Against   Abstained   Did Not Vote
                Entitled to  -----------   --------  ----------  ------------
                   Vote      No.      %    No.   %   No.     %   No.       %
                -----------  ---    ----   ---  ---  ---    ---  ---     ----
Albuquerque      47,626      30,113 63.2   628  1.3  513    1.1  16,372  34.4
System Sale

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              27)  Financial Data Schedule

          b)  Reports on Form 8-K

                 Report on Form 8-K dated June 30, 1998 reported that on June
              30, 1998, the Venture sold the Albuquerque System for a sales price of $222,963,267 to Jones Communications of New Mexico, Inc., an indirect subsidiary of Jones Intercable, Inc., the General Partner.

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

Dated:  August 12, 1998