Form 10-K405
period 1998-12-31
CABLE TV FUND 12-C LTD
filed 1999-03-30
CIK 782975

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to
                               ----    ----
Commission file number:    0-13964

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                               84-0970000
     --------                                               ----------
(State of Organization)                        (IRS Employer Identification No.)


P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
---------------------------------------------              --------------
    (Address of principal executive office           (Registrant's telephone no.
                 and Zip Code)                           including area code)

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

     Yes   x                                                    No
         -----                                                     -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



            DOCUMENTS INCORPORATED BY REFERENCE:               None



(40848)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


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

          The Partnership does not own any cable television systems. The Partnership's sole asset is its 15 percent interest in the Venture. Following the disposition in December 1998 of its only remaining cable television system, the Venture no longer owns any cable television systems. Until December 31, 1998, the Venture owned the cable television system serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Air Force Base, all in California (the "Palmdale System") and until June 30, 1998, the Venture owned the cable television system serving areas in and around Albuquerque, New Mexico (the "Albuquerque System"). See Dispositions of Cable Television Systems below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

          Dispositions of Cable Television Systems.

          Albuquerque System.  On June 30, 1998, the Venture sold the
          ------------------
Albuquerque System to an indirect subsidiary of the General Partner for a sales price of $222,963,267. The sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership, Fund 12-B and Fund 12-D.

          Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted under an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the Partnership, Fund 12-B and Fund 12-D in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on the Venture's credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of June 30, 1998. This distribution was made to the limited partners in July 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Albuquerque System's sale were distributed 75 percent to the limited partners ($18,175,163) and 25 percent to the General Partner ($922,054). Such distribution represented $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

          Palmdale System.  On December 31, 1998, the Venture sold the Palmdale
          ---------------
System to an indirect subsidiary of the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. The sales price represented the average of three separate independent appraisals of the fair market value of the Palmdale System. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership, Fund 12-B and Fund 12-D.

          On December 24, 1998, a limited partner of the Partnership and Fund 12-D filed a class action complaint naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Fund 12-B and Fund 12-D, is challenging the terms of the sale of the Palmdale System to an affiliate of the General Partner. The case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. See Item 3. Legal Proceedings.

          From the proceeds of the Palmdale System's sale, the Venture settled working capital adjustments, repaid all of its remaining indebtedness, which totaled $51,265,690, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation challenging the Venture's sale of its Tampa, Florida cable television system (See Item 3. Legal Proceedings) and the class action lawsuit challenging the Venture's sale of the Palmdale System (See Item 3. Legal Proceedings), and then the Venture distributed the remaining sale proceeds of $89,101,000 to the Partnership, Fund 12-B and Fund 12-D in proportion to their ownership interests in the Venture. The Partnership received approximately $13,612,649, or 15 percent of the $89,101,000 distribution, which the Partnership distributed to its partners of record as of December 31, 1998. This distribution was made to the limited partners in January 1999. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners ($10,209,487) and 25 percent to the General Partner ($3,403,162). Limited partners received $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale.

          Taking into account the distributions that have been made, the limited partners of the Partnership have received $768.50 for each $500 limited partnership interest, or $1,537 for each $1,000 invested in the Partnership.

          Although the sale of the Palmdale System represented the sale of the remaining cable television system of the Venture and thus the only remaining operating asset of the Partnership, the Venture and the Partnership will not be dissolved until the Tampa litigation and the Palmdale litigation are finally resolved and terminated. The Tampa litigation and the Palmdale litigation may require the continuation of the Venture and the Partnership for several years after 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the Palmdale System's sale proceeds (December 31, 1998) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after December 31, 1998.


                              ITEM 2.  PROPERTIES
                              -------------------

          As of December 31, 1998, neither the Partnership nor the Venture owned any cable television systems.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

David Hirsch, Marty, Inc. Pension Plan (By its trustee and beneficiary, Martin
------------------------------------------------------------------------------
Ury) and Jonathan Fussner and Eileen Fussner, derivatively on behalf of Cable TV
--------------------------------------------------------------------------------
Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd.,
-----------------------------------------------------------------------
plaintiffs v. Jones Intercable, Inc. defendant, and Cable TV Fund 12-BCD
------------------------------------------------------------------------
Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
-----------------------------------------------------------------------------
12-D, Ltd., nominal defendants (Arapahoe County District Court, Colorado, Case
------------------------------
No. 96-CV-1800, Division 3) is a derivative action filed on behalf of the Partnership, Fund 12-B and Fund 12-D. The consolidated complaint generally alleges that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of the Partnership, Fund 12-B and Fund 12-D and the Venture in connection with the Venture's sale of its Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the General Partner and the subsequent trade of the Tampa System to Time Warner Advance/Newhouse Partnership. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for the Tampa System. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of the Partnership, Fund 12-B and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

          The General Partner has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The General Partner intends to defend this lawsuit vigorously.

          In August 1997, the General Partner moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the General Partner for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 1998 trial date, (3) ordered that plaintiffs make a demand on the General Partner and that the General Partner appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the General Partner's Board of Directors and (5) ordered that the independent counsel be subject to the approval of the Court. The Court set a new trial date for October 1998 in the event that the case was not resolved through the independent counsel process or otherwise. In March 1998, the General Partner's Board of Directors appointed an independent counsel. The plaintiffs did not object to the General Partner's choice, and the Court approved the General Partner's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the General Partner, and he also reviewed a great quantity of written materials. The independent counsel issued his report on August 3, 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the General Partner "did not breach a fiduciary duty" owed to the plaintiffs or to the partnerships and the Venture and that the General Partner "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the partnership agreements. He further noted that the General Partner had met its fiduciary duties of fairness and full disclosure to the partnerships and the Venture. On August 5, 1998, the General Partner moved to dismiss or for summary judgment in its favor based on the report of independent counsel, a motion the plaintiffs opposed. On September 11, 1998, the Court denied the General Partner's motion to dismiss or for summary judgment based on the report of independent counsel. The Court then set a new trial date for May 3, 1999. The General Partner subsequently submitted a motion for reconsideration of the Court's denial of the General Partner's motion to dismiss or for summary judgment based on the report of the independent counsel. The Court has denied such motion. The General Partner then filed an interlocutory appeal of the Court's rulings to the Colorado Supreme Court. On February 1, 1999, the Colorado Supreme Court issued an Order requiring the plaintiffs to show cause why the General Partner's request for dismissal or summary judgment should not be granted, and staying all proceedings in the trial court until the General Partner's appeal is resolved.

          City Partnership Co., Plaintiff, vs. Jones Intercable, Inc. (District
          -----------------------------------------------------------
Court, Arapahoe County, State of Colorado, Case No. 98-CV-4493). In December 1998, City Partnership Co., a limited partner of the Partnership and Fund 12-D, filed a class action complaint naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Fund 12-B and Fund 12-D, is challenging the terms of the sale of the Palmdale System to an affiliate of the General Partner. This case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The General Partner intends to defend this lawsuit vigorously.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Palmdale System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership.
A vote of the limited partners was conducted by the General Partner by mail in November and December 1998. Limited partners of record as of the close of business on November 12, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote                   Approved      Against    Abstained   Did Not Vote
                               --------------  ----------  ----------  --------------
                                No.      %     No.    %    No.    %     No.      %
                               ------  ------  ---  -----  ---  -----  ------  ------

   47,626                      29,713  62.39   387  0.81   869  1.82   16,657  34.98



                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices of $332 and $385 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 3,286.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                               For the Year Ended December 31,
                                        -----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd.(a)                  1998            1997            1996            1995           1994
------------------------                ---------------  -------------  ---------------  -------------  -------------
Equity in Net Income (Loss) of Cable
    Television Joint Venture             $37,395,261         (733,076)     9,525,374       (1,699,611)    (1,967,232)
Net Income (Loss)                         37,395,261         (733,076)     9,525,374(b)    (1,699,611)    (1,967,232)
Net Income (Loss) per Limited
    Partnership Unit                          691.96           (15.24)        195.00(b)        (35.33)        (40.89)
Weighted Average Number of Limited
    Partnership Units Outstanding             47,626           47,626         47,626           47,626         47,626
General Partner's Capital (Deficit)           92,899          (21,962)       (14,631)        (253,008)      (236,012)
Limited Partners' Capital (Deficit)          278,695       (4,291,839)    (3,566,094)      (4,608,228)    (2,925,613)
Total Assets                              10,581,081                -              -                -              -


                                                               For the Year Ended December 31,
                                        -----------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                 1998            1997            1996            1995           1994
----------------------------            ---------------  -------------  ---------------  -------------  -------------

Revenues                                 $59,492,754     $ 82,675,018   $ 82,363,752     $101,399,697   $ 92,823,076
Depreciation and Amortization             16,500,689       21,837,251     22,142,809       26,666,735     24,809,654
Operating Income                           3,924,809        6,129,688      1,880,308        4,127,622        289,904
Net Income (Loss)                        243,722,979(c)    (4,798,248)    62,338,836(b)   (11,124,567)   (12,876,242)
Partners' Capital (Deficit)                2,432,249      (27,189,730)   (22,391,482)     (29,730,318)   (18,605,751)
Total Assets                              69,325,751      124,269,504    120,899,336      163,486,029    170,675,914
Debt                                               -      144,308,462    138,345,878      180,770,267    180,402,748
Jones Intercable, Inc. Advances                    -                -              -        4,198,739        616,810

(a) Activity in Cable TV Fund 12-C, Ltd. is limited to its equity interest in Cable TV Fund 12-BCD Venture.

(b) Net income resulted primarily from the sale of the Tampa System by Cable TV Fund 12-BCD Venture in February 1996.

(c) Net income resulted primarily from the sale of the Albuquerque System and the Palmdale System by Cable TV Fund 12-BCD Venture in June 1998 and December 1998, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-C, Ltd. -
------------------------

     The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's investment increased by $4,685,395 for the year ended December 31, 1998, which represents the Partnership's share of earnings by the Venture reduced by distributions received.

Cable TV Fund 12-BCD Venture -
----------------------------

     On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of the General Partner. The sales price of the Albuquerque System was $222,963,267, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System.

     Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made to the limited partners in July 1998. The limited partners of the Partnership, as a group, received $18,175,163 and the General Partner received $922,054. Such distribution represented $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

     On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner. The sales price of the Palmdale System was $138,205,200, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Palmdale System.

     Upon the sale of the Palmdale System, the Venture repaid all of its remaining indebtedness, which totaled approximately $51,265,690, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent of the $89,101,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Palmdale System. This distribution was made to the limited partners in January 1999. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. Such distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

     Taking into account all distributions that have been made, the Partnership's limited partners have received $768.50 for each $500 limited partnership interest, or $1,537 for each $1,000 invested in the Partnership.

     Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of its Tampa, Florida cable television system to an affiliate of the General Partner and the pending litigation challenging the Venture's December 1998 sale of the Palmdale

System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the sales of all of the Venture's remaining cable television systems in 1998, and the planned liquidation and dissolution of the Partnership, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

     Due to the Albuquerque System sale on June 30, 1998 and the Palmdale System sale on December 31, 1998, which were the Partnership's and Venture's last remaining operating assets, a full discussion of results of operations would not be comparable. The Venture had total revenues of $59,492,754 and generated income from operations of $3,924,809 in 1998. Because of the gains of $248,449,739 on the sale of the systems, the Venture realized net income of $243,722,979, of which $37,395,261 was allocated to the Partnership. The limited partners' net income allocation totaled $32,955,184, or $691.96 per limited partnership unit, in 1998.



ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Cable TV Fund 12-C, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-C, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-C, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 12, 1999.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                       December 31,
                                                               ---------------------------

                                                                       1998           1997
                                                               ------------   ------------
                     ASSETS
                     ------

Distribution receivable                                        $ 10,209,487   $          -
Investment in cable television joint venture                        371,594              -
                                                               ------------   ------------

          Total assets                                         $ 10,581,081   $          -
                                                               ============   ============

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
          -------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                   $          -   $  4,313,801
  Accrued distributions                                          10,209,487              -
                                                               ------------   ------------

          Total liabilities                                      10,209,487      4,313,801
                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Distributions                                                (4,325,216)             -
    Accumulated earnings (deficit)                                4,417,115        (22,962)
                                                               ------------   ------------

                                                                     92,899        (21,962)
                                                               ------------   ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       December 31, 1998 and 1997)                               19,998,049     19,998,049
    Distributions                                               (36,629,513)    (8,244,863)
    Accumulated earnings (deficit)                               16,910,159    (16,045,025)
                                                               ------------   ------------

                                                                    278,695     (4,291,839)
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 10,581,081   $          -
                                                               ============   ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                        For the Year Ended December 31,
                                        -------------------------------

                                        1998        1997        1996
                                    -----------  ----------  ----------
EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE    $37,395,261  $(733,076)  $9,525,374
                                    -----------  ----------  ----------

NET INCOME (LOSS)                   $37,395,261  $(733,076)  $9,525,374
                                    ===========  ==========  ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                   $ 4,440,077  $  (7,331)  $  238,377
                                    ===========  ==========  ==========

  Limited Partners                  $32,955,184  $(725,745)  $9,286,997
                                    ===========  ==========  ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                  $    691.96  $  (15.24)  $   195.00
                                    ===========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                 $    47,626     47,626       47,626
                                    ===========  ==========  ==========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                     For the Year Ended December 31,
                                -----------------------------------------

                                    1998           1997          1996
                                -------------  ------------  ------------
GENERAL PARTNER:
  Balance, beginning of year    $    (21,962)  $   (14,631)  $  (253,008)
  Net income (loss) for year       4,440,077        (7,331)      238,377
  Distributions                   (4,325,216)            -             -
                                ------------   -----------   -----------

  Balance, end of year          $     92,899   $   (21,962)  $   (14,631)
                                ============   ===========   ===========


LIMITED PARTNERS:
  Balance, beginning of year    $ (4,291,839)  $(3,566,094)  $(4,608,228)
  Net income (loss) for year      32,955,184      (725,745)    9,286,997
  Distributions                  (28,384,650)            -    (8,244,863)
                                ------------   -----------   -----------

  Balance, end of year          $    278,695   $(4,291,839)  $(3,566,094)
                                ============   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                             For the Year Ended December 31,
                                                         ---------------------------------------

                                                             1998          1997         1996
                                                         -------------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ 37,395,261   $(733,076)  $ 9,525,374
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Equity in net (income) loss of cable
        television joint venture                          (37,395,261)    733,076    (9,525,374)
                                                         ------------   ---------   -----------

            Net cash provided by operating activities               -           -             -
                                                         ------------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture               32,709,866           -             -
                                                         ------------   ---------   -----------

            Net cash provided by investing activities      32,709,866           -             -
                                                         ------------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to General Partner                         (4,325,216)          -     8,404,000
  Distributions to Limited Partners                       (28,384,650)          -    (8,244,863)
  Increase in accrued distributions                        10,209,487           -             -
  Increase in distributions receivable                    (10,209,487)          -             -
  Repayment of debt                                                 -           -      (159,137)
                                                         ------------   ---------   -----------

            Net cash used in financing activities         (32,709,866)          -             -
                                                         ------------   ---------   -----------

Change in cash                                                      -           -             -

Cash, beginning of year                                             -           -             -
                                                         ------------   ---------   -----------

Cash, end of year                                        $          -   $       -   $         -
                                                         ============   =========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Accrued distributions                                  $ 10,209,487   $       -   $         -
                                                         ============   =========   ===========

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

                           CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     Cable TV Fund 12-C, Ltd. ("Fund 12-C" or the "Partnership"), a Colorado limited partnership, was formed on October 9, 1985, under a public program sponsored by Jones Intercable, Inc. Fund 12-C was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. is the "General Partner" and manager of Fund 12-C. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

     Fund 12-C owns an interest of 15 percent in Cable TV Fund 12-BCD Venture (the "Venture") through capital contributions made in 1986 of $20,700,000. The Venture owned certain cable television systems in New Mexico and California until they were sold on June 30, 1998 and December 31, 1998, respectively. The Venture recognized net income of $243,722,979 in 1998, incurred a net loss of $4,798,248 in 1997, recognized net income of $62,338,836 in 1996, of which income of $37,395,261, a loss of $733,076 and income of $9,525,374, respectively, were allocated to Fund 12-C.

     Venture Sales of Cable Television Systems
     -----------------------------------------

     On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to a wholly owned subsidiary of the General Partner, for the sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's existing debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution was $8,404,000. A portion of Fund 12-C's distribution was used to repay an amount due the Venture, leaving $8,244,863 to be distributed to Fund 12-C's partners. Because the limited partners had not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution was distributed to the limited partners in March 1996. This distribution gave the Partnership's limited partners an approximate return of $346 for each $1,000 invested in the Partnership. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

     On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of the General Partner. The sales price of the Albuquerque System was $222,963,267, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System.

     Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made to the limited partners in July 1998. The limited partners of the Partnership, as a group, received $18,175,163 and the General Partner received $922,054. Such distribution represented $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

     On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner. The sales price of the Palmdale System was $138,205,200, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Palmdale System.

     Upon the sale of the Palmdale System, the Venture repaid all of its remaining indebtedness, which totaled approximately $51,265,690, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent of the $89,101,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Palmdale System. This distribution was made to the limited partners in January 1999. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. Such distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

     Taking into account all distributions that have been made, the Partnership's limited partners have received $768.50 for each $500 limited partnership interest, or $1,537 for each $1,000 invested in the Partnership.

     Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the pending litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

     Contributed Capital
     -------------------

     The capitalization of Fund 12-C is set forth in the accompanying Statements of Partners' Deficit. No limited partner is obligated to make any additional contributions to partnership capital.

     The General Partner purchased its interest in Fund 12-C by contributing $1,000 to partnership capital.

     All profits and losses of Fund 12-C were allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by Fund 12-C of a cable television system, which was allocated 100 percent to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Fund 12-C's tax returns were also prepared on the accrual basis.

     The preparation of financial statements in conformity with generally accepted accounting principles required the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment in Cable Television Joint Venture
     --------------------------------------------

     The investment in the Venture was accounted for under the equity method due to Fund 12-C's influence on the Venture as a general partner. The operations of the Venture were significant to Fund 12-C and should be reviewed in conjunction with these financial statements.

(3)  INCOME TAXES
     ------------

     Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of Fund 12-C were prepared and filed by the General Partner.

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

(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Tampa Litigation
     ----------------

     The General Partner is a defendant in a now-consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd., one of the partners of the Venture. The case, styled David Hirsch, Marty, Inc. Pension Plan (by its
                           ----------------------------------------------
trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner,
---------------------------------------------------------------------
derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and
------------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd.
--------------------------------------------------------------------------------
and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe
------------------------------------------------
County, State of Colorado, Case No. 96-CV-1800, Division 3), is a derivative action filed on behalf of Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Fund 12-C and Cable TV Fund 12-D, Ltd. ("Fund 12-D"). The consolidated complaint generally alleges that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of Fund 12-B, Fund 12-C and Fund 12-D and the Venture in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the General Partner and the subsequent trade of the Tampa System to Time Warner Entertainment Advance/Newhouse Partnership ("Time Warner"), an unaffiliated cable television system operator, in exchange for cable television systems owned by Time Warner. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for the Tampa System. The price paid for the Tampa System was determined by the average of three separate independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of Fund 12-B, Fund 12-C and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

     The General Partner has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The General Partner intends to defend this lawsuit vigorously.

     In August 1997, the General Partner moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the General Partner for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 1998 trial date, (3) ordered that plaintiffs make a demand on the General Partner and that the General Partner appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the General Partner's Board of Directors and (5) ordered that the independent counsel be subject to the approval of the court. The court set a new trial date for October 1998 in the event that the case was not resolved through the independent counsel process or otherwise. In March 1998, the General Partner's Board of Directors appointed an independent counsel. The plaintiffs did not object to the General Partner's choice, and the Court approved the General Partner's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the General Partner, and he also reviewed a great quantity of written materials. The independent counsel issued his report on August 3, 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the General Partner "did not breach a fiduciary duty" owed to the plaintiffs or to the partnerships and the Venture and that the General Partner "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the partnership agreements. He further noted that the General Partner had met its fiduciary duties of fairness and full disclosure to the partnerships and the Venture. On August 5, 1998, the General Partner moved to dismiss or for summary judgment in its favor based on the report of independent counsel, a motion the plaintiffs opposed. On September 11, 1998, the Court denied the General Partner's motion to dismiss or for summary judgment based on the report of independent counsel. The Court then set a new trial date for May 3, 1999. The General Partner subsequently submitted a motion for reconsideration of the Court's denial of the General Partner's motion to dismiss or for summary judgment based on the report of the independent counsel. The Court denied such motion. The General Partner then filed an interlocutory appeal of the Court's rulings to the Colorado Supreme Court. On February 1, 1999, the Colorado Supreme Court issued an order requiring the plaintiffs to show cause why the General Partner's request for dismissal or summary judgment should not be granted, and staying all proceedings in the trial court until the General Partner's appeal is resolved.

     Palmdale Litigation
     -------------------

     In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of Fund 12-C and Fund 12-D, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Fund 12-B and Fund 12-D, is challenging the terms of sale of the Palmdale System to an affiliate of the General Partner. This case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The General Partner intends to defend this lawsuit vigorously.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Cable TV Fund 12-BCD Venture:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 12, 1999.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                                               December 31,
                                                                        --------------------------

                     ASSETS                                                    1998           1997
                     ------                                             -----------  -------------
CASH AND CASH EQUIVALENTS                                               $69,325,751  $   1,742,444

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
     $-0- and $404,821 at December 31, 1998 and 1997,
     respectively                                                                 -      4,456,904

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                          -    218,189,145
  Less- accumulated depreciation                                                  -   (113,368,132)
                                                                        -----------  -------------

                                                                                  -    104,821,013
  Franchise costs and other intangible assets, net of accumulated amortization of $-0- and $63,250,092 at
     December 31, 1998 and 1997, respectively                                     -      7,791,062
                                                                        -----------  -------------

                     Total investment in cable television properties              -    112,612,075

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                         -      5,458,081
                                                                        -----------  -------------

                     Total assets                                       $69,325,751  $ 124,269,504
                                                                        ===========  =============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                                          December 31,
                                                                 ------------------------------

    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1998            1997
    -------------------------------------------                  -------------   -------------
LIABILITIES:
  Debt                                                           $           -   $ 144,308,462
  Trade accounts payable and accrued liabilities                        67,751       6,726,286
  Accrued distributions                                             66,825,751               -
  Subscriber prepayments                                                     -         424,486
                                                                 -------------   -------------

                     Total liabilities                              66,893,502     151,459,234
                                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  Contributed capital                                              135,490,944     135,490,944
  Distributions                                                   (269,101,000)    (55,000,000)
  Accumulated earnings (deficit)                                   136,042,305    (107,680,674)
                                                                 -------------   -------------

                                                                     2,432,249     (27,189,730)
                                                                 -------------   -------------

            Total liabilities and partners' capital (deficit)    $  69,325,751   $ 124,269,504
                                                                 =============   =============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                For the Year Ended December 31,
                                                          -------------------------------------------

                                                              1998           1997           1996
                                                          -------------  -------------  -------------
REVENUES                                                  $ 59,492,754   $ 82,675,018   $ 82,363,752

COSTS AND EXPENSES:
  Operating expenses                                        32,547,366     45,958,487     48,731,182
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                   6,519,890      8,749,592      9,609,453
  Depreciation and amortization                             16,500,689     21,837,251     22,142,809
                                                          ------------   ------------   ------------

OPERATING INCOME                                             3,924,809      6,129,688      1,880,308
                                                          ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (7,031,582)   (10,934,909)   (11,219,294)
  Gain on sales of cable television systems                248,449,739              -     71,914,391
  Other, net                                                (1,619,987)         6,973       (236,569)
                                                          ------------   ------------   ------------

                     Total other income (expense), net     239,798,170    (10,927,936)    60,458,528
                                                          ------------   ------------   ------------

NET INCOME (LOSS)                                         $243,722,979   $ (4,798,248)  $ 62,338,836
                                                          ============   ============   ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                          For the Year Ended December 31,
                                   --------------------------------------------

                                        1998           1997           1996
                                   --------------  -------------  -------------
CABLE TV FUND 12-B, LTD. (9%):
  Balance, beginning of year       $  (2,592,136)  $ (2,151,657)  $ (2,825,362)
  Net income for year                 22,468,979       (440,479)     5,722,705
  Distributions                      (19,653,573)             -     (5,049,000)
                                   -------------   ------------   ------------

  Balance, end of year             $     223,270   $ (2,592,136)  $ (2,151,657)
                                   =============   ============   ============

CABLE TV FUND 12-C, LTD. (15%):
  Balance, beginning of year       $  (4,313,801)  $ (3,580,725)  $ (4,702,099)
  Net income for year                 37,395,261       (733,076)     9,525,374
  Distributions                      (32,709,866)             -     (8,404,000)
                                   -------------   ------------   ------------

  Balance, end of year             $     371,594   $ (4,313,801)  $ (3,580,725)
                                   =============   ============   ============

CABLE TV FUND 12-D, LTD. (76%):
  Balance, beginning of year       $ (20,283,793)  $(16,659,100)  $(22,202,857)
  Net income for year                183,858,739     (3,624,693)    47,090,757
  Distributions                     (161,737,561)             -    (41,547,000)
                                   -------------   ------------   ------------

  Balance, end of year             $   1,837,385   $(20,283,793)  $(16,659,100)
                                   =============   ============   ============

TOTAL:
  Balance, beginning of year       $ (27,189,730)  $(22,391,482)  $(29,730,318)
  Net income for year                243,722,979     (4,798,248)    62,338,836
  Distributions                     (214,101,000)             -    (55,000,000)
                                   -------------   ------------   ------------

  Balance, end of year             $   2,432,249   $(27,189,730)  $(22,391,482)
                                   =============   ============   ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                         For the Year Ended December 31,
                                                                  ---------------------------------------------

                                                                       1998           1997            1996
                                                                  --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 243,722,979   $ (4,798,248)  $  62,338,836
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                  16,500,689     21,837,251      22,142,809
      Gain on sales of cable television systems                    (248,449,739)             -     (71,914,391)
      Decrease (increase) in trade receivables                        4,456,904     (1,780,658)      1,788,527
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                              1,625,590     (3,332,261)     (2,221,806)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments               (7,083,021)     2,205,832      (3,302,401)
      Decrease in amount due Jones Intercable, Inc.                           -              -      (4,198,739)
                                                                  -------------   ------------   -------------

                     Net cash provided by operating activities       10,773,402     14,131,916       4,632,835
                                                                  -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                           (12,774,851)   (19,866,829)    (17,474,134)
  Proceeds from sales of cable television systems                   361,168,467              -     110,395,667
                                                                  -------------   ------------   -------------

                     Net cash provided by (used in)
                       investing activities                         348,393,616    (19,866,829)     92,921,533
                                                                  -------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           12,236,298     15,551,159      72,365,824
  Repayment of debt                                                (156,544,760)    (9,588,575)   (114,790,213)
  Distributions to Joint Venture Partners                          (147,275,249)             -     (55,000,000)
                                                                    -------------   ------------   -------------

                     Net cash provided by (used in)
                       financing activities                        (291,583,711)     5,962,584     (97,424,389)
                                                                  -------------   ------------   -------------

Increase in cash and cash equivalents                                67,583,307        227,671         129,979

Cash and cash equivalents, beginning of year                          1,742,444      1,514,773       1,384,794
                                                                  -------------   ------------   -------------

Cash and cash equivalents, end of year                            $  69,325,751   $  1,742,444   $   1,514,773
                                                                  =============   ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $   9,296,224   $ 10,776,074   $  12,370,892
                                                                  =============   ============   =============
  Accrued distributions                                           $  66,825,751   $          -   $           -
                                                                  =============   ============   =============

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

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") (collectively, the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems serving Tampa, Florida (the "Tampa System"); Albuquerque, New Mexico (the "Albuquerque System"); and Palmdale, California (the "Palmdale System"). Jones Intercable, Inc. ("Intercable"), the "General Partner" of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

     Venture Sales of Cable Television Systems
     -----------------------------------------

     On February 28, 1996, the Venture sold the Tampa System to a wholly owned subsidiary of the General Partner. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The net sales proceeds were distributed as follows: Fund 12-B received $5,409,000; Fund 12-C received $8,404,000 and Fund 12-D received $41,547,000.

     On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of the General Partner. The sales price of the Albuquerque System was $222,963,267, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The $125,000,000 was distributed as follows: Fund 12-B received $11,474,475; Fund 12-C received $19,097,217 and Fund 12-D received $94,428,308.

     On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner. The sales price of the Palmdale System was $138,205,200, subject to normal working capital adjustments. This sales price represented the average of three separate independent appraisals of the fair market value of the Palmdale System. Upon the sale of the Palmdale System, the Venture repaid all of its remaining indebtedness, which totaled approximately $51,265,690, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The $89,101,000 was distributed as follows: Fund 12-B received $8,179,098; Fund 12-C received $13,612,649 and Fund 12-D received $67,309,253.

     Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture, the Venture will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the pending litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture for several years beyond 1999.

     Contributed Capital
     -------------------

     The capitalization of the Venture is set forth in the accompanying statements of partners' deficit.

     All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, were made to the Venture Partners in proportion to their approximate respective interests in the Venture as follows:

          Cable TV Fund 12-B, Ltd.           9%
          Cable TV Fund 12-C, Ltd.          15%
          Cable TV Fund 12-D, Ltd.          76%
                                           ----
                                           100%
                                           ====

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns were also prepared on the accrual basis.

     The preparation of financial statements in conformity with generally accepted accounting principles required the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Property, Plant and Equipment
     -----------------------------

     Depreciation was provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5  -  15  years
               Equipment and tools               3  -   5  years
               Office furniture and equipment    3  -   5  years
               Buildings                               30  years
               Vehicles                          3  -   4  years

     Replacements, renewals and improvements were capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises and costs in excess of interests in net assets purchased were amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                10  -  13 years
               Costs in excess of interests in net assets
                purchased                                     27  -  28 years

     Revenue Recognition
     -------------------

     Subscriber prepayments were initially deferred and recognized as revenue when earned.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner managed the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture were $2,974,638, $4,133,751 and $4,118,188 during 1998, 1997 and 1996, respectively. The General Partner has not received and will not receive a management fee after December 31, 1998.

     The Venture reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, were necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses were allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable was the general partner were also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses was reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner were $3,545,252, $4,615,841 and $5,491,265 in 1998, 1997 and 1996, respectively. The Venture will continue to reimburse the General Partner for actual time spent on Venture business by employees of the General Partner until the Venture is liquidated and dissolved, but the Venture will not bear a revenue-based allocation of overhead and administrative expenses beyond December 31, 1998.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $90,778, $118,032 and $116,710 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $97,965, $131,277 and $126,665 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $85,543 and $248,044 in 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $91,227, $131,863 and $141,753 in 1998, 1997 and 1996,
respectively.

     The Venture received a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $193,110, $199,997 and $191,011 in 1998, 1997 and 1996, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                   December 31,
                                           ----------------------------

                                                1998           1997
                                           -------------  -------------
        Cable distribution system          $           -  $ 199,967,191
        Equipment and tools                            -      5,483,657
        Office furniture and equipment                 -      2,842,973
        Buildings                                      -      5,925,072
        Vehicles                                       -      3,019,282
        Land                                           -        950,970
                                           -------------  -------------
                                                       -    218,189,145
        Less-accumulated depreciation                  -   (113,368,132)
                                           -------------  -------------
                                           $           -  $ 104,821,013
                                           =============  =============

(5)  DEBT
     ----

     Debt consisted of the following:

                                                   December 31,
                                           ----------------------------

                                                1998           1997
                                           -------------  -------------
        Lending institutions-
         Revolving credit and term loan    $           -  $  95,630,620
         Senior secured notes                          -     47,479,874

        Capital lease obligations                      -      1,197,968
                                           -------------  -------------
                                           $           -  $ 144,308,462
                                           =============  =============

     The outstanding Senior Notes balance of $41,544,890, plus accrued interest and a make whole premium of $1,332,823, were repaid upon the sale of the Albuquerque System. Pursuant to an amendment that became effective on the date of the Albuquerque System sale, the Venture repaid $54,000,000 on its credit facility from the proceeds of the Albuquerque System's sale, and the commitment was reduced to $55,000,000. The $50,530,620 balance outstanding on the Venture's $55,000,000 credit facility was repaid on December 31, 1998 with proceeds from the sale of the Palmdale System. Interest on the credit facility was at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rate on amounts outstanding on the Venture's credit facility as of December 31, 1997 was 6.91 percent.

     At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future cash flows using the Venture's current incremental rate of borrowing for a similar liability as well as on other factors.

(6)  INCOME TAXES
     ------------

     Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Venture were prepared and filed by the General Partner.

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

     Taxable income (losses) reported to the partners is different from that reported in the consolidated statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or losses and the income (losses) reported in the consolidated statements of operations.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities were rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $205,660, $384,610 and $373,169, respectively, for the years ended December 31, 1998, 1997 and 1996.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                      For the Year Ended December 31,
                                   -------------------------------------

                                      1998         1997         1996
                                   -----------  -----------  -----------
     Maintenance and repairs       $   394,740  $   734,011  $ 1,104,878
                                   ===========  ===========  ===========

     Taxes, other than income
       and payroll taxes           $   711,408  $   873,053  $   895,669
                                   ===========  ===========  ===========

     Advertising                   $ 1,260,705  $ 1,288,316  $ 1,183,565
                                   ===========  ===========  ===========

     Depreciation of property,
        plant and equipment        $14,207,696  $18,824,685  $15,876,902
                                   ===========  ===========  ===========

     Amortization of intangible
       assets                      $ 2,292,993  $ 3,012,566  $ 6,265,907
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

Glenn R. Jones                        69        Chairman of the Board and Chief Executive Officer
James B. O'Brien                      49        President and Director
Ruth E. Warren                        49        Group Vice President/Operations
Kevin P. Coyle                        47        Group Vice President/Finance
Cynthia A. Winning                    47        Group Vice President/Marketing
Elizabeth M. Steele                   47        Vice President/General Counsel/Secretary
Wayne H. Davis                        45        Vice President/Engineering
Larry W. Kaschinske                   39        Vice President/Controller
Robert E. Cole                        66        Director
William E. Frenzel                    70        Director
Josef J. Fridman                      53        Director
Donald L. Jacobs                      60        Director
Robert Kearney                        62        Director
James J. Krejci                       57        Director
Raphael M. Solot                      65        Director
Howard O. Thrall                      51        Director
Siim A. Vanaselja                     42        Director
Sanford Zisman                        59        Director
Robert B. Zoellick                    45        Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

          Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

          Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

          Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

          Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

          Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

          Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

          Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in

Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

          Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

          Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel were required to operate the systems. Such personnel were employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment was charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of March 1, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

          Prior to selling the Venture's Albuquerque System and Palmdale System, the Venture engaged in certain transactions with the General Partner and certain of its affiliates. The General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Venture from unaffiliated parties. In the future, the General Partner does not anticipate engaging in such transactions.

Transactions with the General Partner

          The General Partner manages the Venture and, until December 31, 1998, the date of the sale of the Venture's last remaining cable television system, the General Partner received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The General Partner will not receive a management fee after December 31, 1998.

          The Venture reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner were also allocated a proportionate share of these expenses. The Venture will continue to reimburse the General Partner for actual time spent on Venture business by employees of the General Partner until the Venture and its constituent partnerships are liquidated and dissolved, but the Venture will not bear a revenue-based allocation of overhead and administrative expenses beyond December 4, 1998.

          The General Partner has from time to time advanced funds to the Venture and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Jones International, Ltd. and Certain of its Affiliates

          Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries provide various services to the Venture, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Venture, as described below.

          Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. provided its programming to the cable television systems owned by the Venture.

          The Great American Country network provided country music video programming to the cable television systems owned by the Venture. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided audio programming to the cable television systems owned by the Venture.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Until December 31, 1998, the Venture's systems carried PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the cable television systems owned by the Venture totaled approximately $193,110 for the year ended December 31, 1998.

          The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
Cable TV Fund 12-BCD                                        1998                   1997                   1996
--------------------                                        ----                   ----                   ----
Management fees                                                $2,974,638             $4,133,751             $4,118,188
Allocation of expenses                                          3,545,242             $4,615,841              5,491,265
Interest expense                                                        0                      0                      0
Amount of advances outstanding                                          0                      0                      0
Highest amount of advances outstanding                                  0                      0                      0
Programming fees:
 Knowledge TV, Inc.                                                97,965                131,277                126,665
 Great American Country                                            91,227                131,863                141,753
 Superaudio                                                        90,778                118,032                116,710

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
   4.2                    Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D,
                          Ltd.  (2)
   10.1                   Purchase and Sale Agreement (Albuquerque) dated as of July 28, 1997 between Cable TV
                          Fund 12-BCD Venture and Jones Intercable, Inc. (3)

   10.2                   Purchase and Sale Agreement (Palmdale) dated as of March 10, 1998 between Cable TV
                          Fund 12-BCD Venture and Jones Intercable, Inc. (4)

   27                     Financial Data Schedule
__________

   (1)                    Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0-13964
                          and 0-14206).

   (2)                    Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0-13964
                          and 0-14206).

   (3)                    Incorporated by reference from the Registrant's Schedule 14A (Commission File No.
                          0-13964) filed with the Securities and Exchange Commission on October 2, 1997.

   (4)                    Incorporated by reference from the Registrant's Schedule 14A (Commission File No.
                          0-13964) filed with the Securities and Exchange Commission on August 7, 1998.


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

                                 CABLE TV FUND 12-C, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director