Form 10-Q
period 1999-03-31
CABLE TV FUND 12-C LTD
filed 1999-05-17
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999
                               --------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                        -----------------------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                                   March 31,       December 31,
                                                                                     1999             1998
                  ASSETS                                                        -------------     -------------
                  ------
Distribution receivable                                                         $           -     $  10,209,487
Investment in cable television joint venture                                          302,258           371,594
                                                                                -------------     -------------
         Total assets                                                           $     302,258     $  10,581,081
                                                                                =============     =============
         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

LIABILITIES:
  Accrued distributions                                                         $           -     $  10,209,487
                                                                                -------------     -------------
         Total liabilities                                                                  -        10,209,487
                                                                                -------------     -------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                 1,000             1,000
    Distributions                                                                  (4,325,216)       (4,325,216)
    Accumulated earnings                                                            4,416,422         4,417,115
                                                                                -------------     -------------
                                                                                       92,206            92,899
                                                                                -------------     -------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       March 31, 1999 and December 31, 1998)                                       19,998,049        19,998,049
    Distributions                                                                 (36,629,513)     (36,629,513)
    Accumulated earnings                                                           16,841,516        16,910,159
                                                                                -------------     -------------
                                                                                      210,052           278,695
                                                                                -------------     -------------
         Total liabilities and partners' capital                                $     302,258     $  10,581,081
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                   1999                1998
                                                                                 --------            ---------
EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                                  $(69,336)           $(208,319)
                                                                                 ========            =========
NET LOSS                                                                         $(69,336)           $(208,319)
                                                                                 ========            =========
ALLOCATION OF NET LOSS:
  General Partner                                                                 $  (693)           $  (2,083)
                                                                                 ========            =========
  Limited Partners                                                               $(68,643)           $(206,236)
                                                                                 ========            =========
NET LOSS PER LIMITED PARTNERSHIP UNIT                                            $  (1.44)           $   (4.33)
                                                                                 ========            =========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                    47,626               47,626
                                                                                 ========            =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                      1999               1998
                                                                                 ------------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $    (69,336)         $(208,319)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable television
        joint venture                                                                  69,336            208,319
                                                                                 ------------          ---------
                  Net cash provided by operating activities                                 -                  -
                                                                                 ------------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in distribution receivable                                              10,209,487                  -
  Decrease in accrued distribution                                                (10,209,487)                 -
                                                                                 ------------          ---------
                  Net cash provided by financing activities                                 -                  -
                                                                                 ------------          ---------
Net change in cash                                                                          -                  -

Cash, beginning of period                                                                   -                  -
                                                                                 ------------          ---------
Cash, end of period                                                              $          -          $       -
                                                                                 ============          =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $          -          $       -
                                                                                 ============          =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998.

         The Partnership owns no properties directly. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owned and operated the cable television systems serving certain areas in and around Tampa, Florida (the "Tampa System") until its sale on February 28, 1996, Albuquerque, New Mexico (the "Albuquerque System") until its sale on June 30, 1998 and Palmdale, California (the "Palmdale System") until its sale on December 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Venture.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of

December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

         Taking into account all distributions that have been made, the Partnership's limited partners have received $769 for each $500 limited partnership interest, or $1,538 for each $1,000 invested in the Partnership.

         Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the recently dismissed litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

(3) In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership and Cable TV Fund 12-D, Ltd. ("Fund 12-D"), filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Fund 12-D, challenged the terms of sale of the Palmdale System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the Plaintiff could only bring the action derivatively and not as a class action. The court granted the General Partner's motion to dismiss in April 1999. There can be no assurance, however, that the Plaintiff will not refile its complaint as a derivative action.

(4) The General Partner manages the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three month periods ended March 31, 1999 and 1998 attributable to the Partnership's 15 percent interest in the Venture were $-0- and $159,771, respectively. The General Partner has not and will not receive a management fee after December 31, 1998.

         The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made by the Venture to the General Partner for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998 attributable to the Partnership's 15 percent interest in the Venture were $2,356 and $173,933, respectively.

(5) Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                          ASSETS                                                 March 31, 1999    December 31, 1998
                          ------                                                 --------------     ---------------
Cash                                                                             $    2,141,634     $    69,325,751
                                                                                 --------------     ---------------
                  Total assets                                                   $    2,141,634     $    69,325,751
                                                                                 ==============     ===============
               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------
Payables and accrued liabilities                                                 $      163,212     $    66,893,502

Partners' contributed capital                                                       135,490,944         135,490,944

Accumulated earnings                                                                135,588,478         136,042,305

Distributions                                                                      (269,101,000)       (269,101,000)
                                                                                 --------------     ---------------
                  Total liabilities and partners' capital                        $    2,141,634     $    69,325,751
                                                                                 ==============     ===============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                                                      For the Three Months Ended
                                                                                             March 31,
                                                                                  ---------------------------------
                                                                                    1999                   1998
                                                                                  ----------         --------------
Revenues                                                                          $        -         $   20,912,442

Operating expenses                                                                         -            (11,508,297)

Management fees and allocated overhead                                                     -             (2,183,929)

Depreciation and amortization                                                              -             (5,858,534)
                                                                                  ----------         --------------
Operating income                                                                           -              1,361,682

Interest expense                                                                           -             (2,675,112)

Other, net                                                                          (453,827)               (50,084)
                                                                                  ----------         --------------
                  Consolidated loss                                               $ (453,827)        $   (1,363,514)
                                                                                  ==========         ==============

         Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $-0- and $15,419, respectively, for the three month period ended March 31, 1999, and $1,045,622 and $1,138,307, respectively, for the three month period ended March 31, 1998.

                           CABLE TV FUND 12-C, LTD.
                           -----------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------
         The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's investment decreased $69,336, which represents the Partnership's share of losses generated by the Venture for the three months ended March 31, 1999.

         On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

         Taking into account all distributions that have been made, the Partnership's limited partners have received $769 for each $500 limited partnership interest, or $1,538 for each $1,000 invested in the Partnership.

         Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the recently dismissed litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

RESULTS OF OPERATIONS
---------------------
         Due to the Palmdale System sale on December 31, 1998, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. Other expense of $453,827 in the first quarter of 1999 related to various costs associated with the sale of the Venture's systems. The Venture and the Partnership will be liquidated and dissolved upon the final resolution of litigation relating to certain of the sales of the Venture's cable systems.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

                  In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership and Fund 12-D, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Fund 12-B and Fund 12-D, challenged the terms of the sale of the Palmdale System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the Plaintiff could only bring the action derivatively and not as a class action. The court granted the General Partner's motion to dismiss in April 1999. There can be no assurance, however, that the Plaintiff will not refile its complaint as a derivative action.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated December 31, 1998, filed in January 1999, reported that on December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for $138,205,200, subject to customary closing adjustments.

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

                                         CABLE TV FUND 12-C, LTD.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By: /S/ Lawrence S. Smith
                                            ------------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                         By: /S/ Joseph J. Euteneuer
                                            ------------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated:  May 17, 1999