Form 10-Q
period 1999-06-30
CABLE TV FUND 12-C LTD
filed 1999-08-16
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
For the quarterly period ended June 30, 1999
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________

                        Commission File Number: 0-13964

                           CABLE TV FUND 12-C, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0970000
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                   June 30,        December 31,
                                                                                     1999              1998
                                                                                 ------------      ------------
                  ASSETS
                  ------
Distribution receivable                                                          $       -         $ 10,209,487
Investment in cable television joint venture                                          352,425           371,594
                                                                                 ------------      ------------

         Total assets                                                            $    352,425      $ 10,581,081
                                                                                 ============      ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------
LIABILITIES:
  Accrued distributions                                                          $       -         $ 10,209,487
  Accounts payable                                                                      3,352              -
                                                                                 ------------      ------------

         Total liabilities                                                              3,352        10,209,487
                                                                                 ------------      ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                 1,000             1,000
    Distributions                                                                  (4,325,216)       (4,325,216)
    Accumulated earnings                                                            4,416,890         4,417,115
                                                                                 ------------      ------------

                                                                                       92,674            92,899
                                                                                 ------------      ------------

   Limited Partners-
    Net contributed capital (47,626 units outstanding at
       June 30, 1999 and December 31, 1998)                                        19,998,049        19,998,049
    Distributions                                                                 (36,629,513)     (36,629,513)
    Accumulated earnings                                                           16,887,863        16,910,159
                                                                                 ------------      ------------

                                                                                      256,399           278,695
                                                                                 ------------      ------------

         Total liabilities and partners' capital                                 $    352,425      $ 10,581,081
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                               For the Three Months Ended                   For the Six Months Ended
                                                         June 30,                                    June 30,
                                             ------------------------------              ------------------------------
                                                1999               1998                     1999               1998
                                             -----------        -----------              -----------        -----------
OTHER EXPENSE                                $    (3,352)       $      -                 $    (3,352)       $      -

EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                                   50,167         22,357,663                  (19,169)        22,149,344
                                             -----------        -----------              -----------        -----------

NET INCOME (LOSS)                            $    46,815        $22,357,663              $   (22,521)       $22,149,344
                                             ===========        ===========              ===========        ===========

ALLOCATION OF NET
  INCOME (LOSS):

  General Partner                            $       468        $ 1,771,119              $      (225)       $ 1,769,036
                                             ===========        ===========              ===========        ===========

  Limited Partners                           $    46,347        $20,586,544              $   (22,296)       $20,380,308
                                             ===========        ===========              ===========        ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                           $       .97        $    432.25              $      (.47)       $    427.92
                                             ===========        ===========              ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                     47,626             47,626                   47,626             47,626
                                             ===========        ===========              ===========        ===========

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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                ---------------------------------
                                                                                    1999                 1998
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $    (22,521)        $ 22,149,344
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Equity in net (income) loss of cable
        television joint venture                                                      19,169          (22,149,344)
    Increase in accounts payable                                                       3,352                 -
                                                                                ------------         ------------

         Net cash provided by operating activities                                      -                    -
                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture                                            -              19,097,217
  Decrease (increase) in distribution receivable from
    Joint Venture                                                                 10,209,487          (18,175,163)
                                                                                ------------         ------------

         Net cash provided by investing activities                                10,209,487              922,054
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Limited Partners                                                     -             (18,175,163)
  Distribution to General Partner                                                       -                (922,054)
  Increase (decrease) in accrued distribution to limited partners                (10,209,487)          18,175,163
                                                                                ------------         ------------

         Net cash used in financing activities                                   (10,209,487)            (922,054)
                                                                                ------------         ------------

Net change in cash                                                                      -                    -

Cash, beginning of period                                                               -                    -
                                                                                ------------         ------------

Cash, end of period                                                             $       -            $       -
                                                                                ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                 $       -            $       -
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

     Taking into account all distributions that have been made, the Partnership's limited partners have received $769 for each $500 limited partnership interest, or $1,538 for each $1,000 invested in the Partnership.

     Although the sale of the Palmdale System represented the sale of the only remaining operating asset of the Venture, the Venture and the Partnership will not be dissolved until after all pending litigation relating to the Venture and the Partnership has been resolved and terminated. (See Part II, Item 1).

(3) The General Partner manages the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after December 31, 1998. Management fees paid by the Venture to the General Partner during the three and six month periods ended June 30, 1998 attributable to the Partnership's 15 percent interest in the Venture were $169,353 and $329,124, respectively.

     The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made by the Venture to the General Partner for overhead and administrative expenses during the three and six month periods ended June 30, 1999 attributable to the Partnership's 15 percent interest in the Venture were $2,138 and $4,494, respectively, compared to $205,211 and $379,144, respectively, for the comparable 1998 periods.

(4)  Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                     ASSETS                                      June 30, 1999      December 31, 1998
                                     ------                                      -------------      -----------------
Cash                                                                             $   2,306,797      $      69,325,751
                                                                                 -------------      -----------------

                  Total assets                                                   $   2,306,797      $      69,325,751
                                                                                 =============      =================

               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------

Payables and accrued liabilities                                                 $        -         $      66,893,502

Partners' contributed capital                                                      135,490,944            135,490,944

Accumulated earnings                                                               135,916,853            136,042,305

Distributions                                                                     (269,101,000)          (269,101,000)
                                                                                 -------------      -----------------

                  Total liabilities and partners' capital                        $   2,306,797      $      69,325,751
                                                                                 =============      =================

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                        For the Three Months Ended            For the Six Months Ended
                                                                  June 30,                            June 30,
                                                      ------------------------------        -----------------------------
                                                         1999               1998              1999               1998
                                                      ----------        ------------        ---------        ------------
Revenues                                              $   -             $ 22,166,611        $  -             $ 43,079,053

Operating expenses                                        -               12,159,234           -               23,667,531

Management fees and allocated overhead                    -                2,451,333           -                4,635,262

Depreciation and amortization                             -                6,166,414           -               12,024,948
                                                      ----------        ------------        ---------        ------------

Operating income                                          -                1,389,630           -                2,751,312
                                                      ----------        ------------        ---------        ------------

Interest expense                                          -               (2,740,844)          -               (5,415,956)

Gain on sale of cable television system                   -              147,792,730           -              147,792,730

Other, net                                               328,375            (121,563)        (125,452)           (171,647)
                                                      ----------        ------------        ---------        ------------

                  Net income (loss)                   $  328,375        $146,319,953        $(125,452)       $144,956,439
                                                      ==========        ============        =========        ============

     Management fees paid to Jones Intercable, Inc. by the Venture totaled $1,108,331 and $2,153,953, respectively, for the three and six month periods ended June 30, 1998. The General Partner has not received and will not receive a management fee after December 31, 1998. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $13,995 and $29,414, respectively, for the three and six month periods ended June 30, 1999 and $1,343,002 and $2,481,309, respectively, for the comparable 1998 periods.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's investment decreased $19,169, which represents the Partnership's share of losses generated by the Venture for the six months ended June 30, 1999.

     On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

     Taking into account all distributions that have been made, the Partnership's limited partners have received $769 for each $500 limited partnership interest, or $1,538 for each $1,000 invested in the Partnership.

     Although the sale of the Palmdale System represented the sale of the only remaining operating asset of the Venture, the Venture and the Partnership will not be dissolved until after all pending litigation relating to the Venture and the Partnership has been resolved and terminated. (See Part II, Item 1).

     Because the Venture has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Venture's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Palmdale System sale on December 31, 1998, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. Other expense of $125,452 in the first six months of 1999 related to various costs associated with the sale of the Venture's systems. The Venture and the Partnership will be liquidated and dissolved upon the final resolution of all pending litigation relating to the Venture and the Partnership.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tampa Litigation
----------------

         The General Partner is a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd. styled David Hirsch, Marty, Inc. Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleges that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Venture in connection with the Venture's sale of the Tampa System to a subsidiary of the General Partner and the subsequent trade of the Tampa System and other cable systems owned by the General Partner in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs have asserted that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

         In August 1997, the General Partner moved for summary judgment in its favor on the ground that the plaintiffs did not make demand on the General Partner for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. In January 1998, the district court (i) held that the plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile; (ii) stayed the consolidated case and vacated the original trial date, (iii) ordered that the plaintiffs make a demand on the General Partner and that the General Partner appoint an independent counsel to review, consider and report on that demand, (iv) ordered that the independent counsel be appointed at the March 1998 meeting of the General Partner's Board of Directors; and (v) ordered that the independent counsel be subject to the approval of the district court.

         In March 1998, the General Partner's Board of Directors appointed an independent counsel. The plaintiffs did not object to the General Partner's choice of independent counsel and the district court approved the General Partner's choice of independent counsel. During the period March through May 1998, the independent counsel met several times with the attorneys representing the plaintiffs and the General Partner and he also reviewed a great quantity of written materials. The independent counsel issued his report in August 1998, which concluded that the plaintiffs' claims are not meritorious and are not supported by a preponderance of the evidence. The independent counsel further determined that the General Partner "did not breach a fiduciary duty" owed to the plaintiffs or to the named partnerships or to the Venture, and that the General Partner "did not commit any impropriety in connection with" the Venture's sale of the Tampa System. The independent counsel specifically found that the three appraisals of the Tampa System were independent and objective and met the requirements of the limited partnership agreements. The independent counsel further noted that the General Partner had met its fiduciary duties of fairness and full disclosure to the named partnerships and to the Venture.

         In August 1998, the General Partner moved to dismiss or for summary judgment in its favor based on the report of the independent counsel, a motion that the plaintiffs opposed. In September 1998, the district court denied the General Partner's motion to dismiss or for summary judgment based on the report of independent counsel and the district court set a new trial date for May 1999. The General Partner subsequently submitted a motion for reconsideration of the district court's denial of the General Partner's motion to dismiss or for summary judgment based on the report of independent counsel, which the district court also denied.

         The General Partner then filed an interlocutory appeal of the district court's rulings to the Colorado Supreme Court. In February 1999, the Colorado Supreme Court issued an order requiring the plaintiffs to show cause why the General

Partner's request for dismissal or for summary judgment should not be granted and the Colorado Supreme Court stayed all proceedings in the district court until the General Partner's interlocutory appeal could be resolved. In June 1999, the Colorado Supreme Court issued its rulings, concluding that the district court did not err in its initial decision refusing to dismiss the plaintiffs' complaint because of the plaintiffs' failure to make demand. The Colorado Supreme Court went on to hold, however, that the district court did err in disregarding the independent counsel's decision that the litigation should not proceed without first addressing whether the independent counsel lacked the authority or the ability to make a disinterested and independent decision on behalf of the General Partner. The Colorado Supreme Court remanded the case to the district court and directed the district court to determine whether the independent counsel had the authority, independence and good faith to entitle his decision to deference. Based on this ruling of the Colorado Supreme Court, in July 1999, the General Partner renewed its motion to dismiss or for summary judgment based on the report of the independent counsel, arguing that because the independent counsel was independent, because he employed reasonable and good faith procedures in his analysis of the transaction and because he was acting with both the General Partner's and the district court's authority, the case should not proceed and the district court should defer to the independent counsel's business judgment that the plaintiffs' claims are meritless. The plaintiffs have opposed this motion.

Palmdale Litigation
-------------------

         In June 1999, the General Partner was named a defendant in a case styled City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1151) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that the General Partner breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale system to a subsidiary of the General Partner in December 1998. The complaint alleges that the General Partner acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused the General Partner to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934. Plaintiff also claims that the General Partner breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the General Partner from making use of the partnerships' funds to finance the General Partner's defense of this litigation.

         In July 1999, the General Partner filed motions to dismiss the plaintiff's claims for relief arising from the allegations of false and misleading proxy statements under Section 14(a) of the Securities Exchange Act of 1934 and for breach of fiduciary duty on the grounds that Colorado law does not permit these types of tort claims that are based on the same essential averments that support the plaintiff's claim of breach of contract or tort claims for purely economic loss caused by an alleged breach of contract. The General Partner also asked the court to dismiss the entire action on the grounds that the court lacks jurisdiction over the subject matter. The General Partner believes that the procedures followed by it in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend this lawsuit vigorously.

Tender Offer Litigation
-----------------------

         In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated April 7, 1999,  filed April 15, 1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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

                                        CABLE TV FUND 12-C, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Lawrence S. Smith
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                        By:  /S/ Joseph J. Euteneuer
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated:  August 16, 1999