Form 10-Q
period 1999-09-30
CABLE TV FUND 12-C LTD
filed 1999-11-15
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                           September 30,   December 31,
                        ASSETS                                 1999            1998
                        ------                             -------------   ------------
Distribution receivable                                    $           -   $ 10,209,487
Investment in cable television joint venture                     343,220        371,594
                                                           -------------   ------------
        Total assets                                       $     343,220   $ 10,581,081
                                                           =============   ============

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------
LIABILITIES:
  Accrued distributions                                    $           -   $ 10,209,487
  Accounts payable                                                 5,137              -
                                                           -------------   ------------
        Total liabilities                                          5,137     10,209,487
                                                           -------------   ------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                            1,000          1,000
    Distributions                                             (4,325,216)    (4,325,216)
    Accumulated earnings                                       4,416,780      4,417,115
                                                           -------------   ------------
                                                                  92,564         92,899
                                                           -------------   ------------
  Limited Partners-
    Net contributed capital (47,626 units outstanding at
       September 30, 1999 and December 31, 1998)              19,998,049     19,998,049
    Distributions                                            (36,629,513)   (36,629,513)
    Accumulated earnings                                      16,876,983     16,910,159
                                                           -------------   ------------
                                                                 245,519        278,695
                                                           -------------   ------------
        Total liabilities and partners' capital            $     343,220   $ 10,581,081
                                                           =============   ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                    For the Three Months Ended     For the Nine Months Ended
                                          September 30,                  September 30,
                                    --------------------------     -------------------------
                                      1999              1998         1999           1998
                                    --------         ---------     ---------     -----------
OTHER EXPENSE                       $ (1,785)        $       -     $  (5,137)    $         -

EQUITY IN NET INCOME (LOSS)
 OF CABLE TELEVISION
 JOINT VENTURE                        (9,205)         (192,434)      (28,374)     21,951,164
                                    --------         ---------     ---------     -----------
NET INCOME (LOSS)                   $(10,990)        $(192,434)    $ (33,511)    $21,951,164
                                    ========         =========     =========     ===========
ALLOCATION OF NET
 INCOME (LOSS):

 General Partner                    $   (110)        $  (1,924)    $    (335)    $ 1,767,054
                                    ========         =========     =========     ===========
 Limited Partners                   $(10,880)        $(190,510)    $ (33,176)    $20,184,110
                                    ========         =========     =========     ===========
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                   $   (.23)        $   (4.00)    $    (.70)    $    423.81
                                    ========         =========     =========     ===========
WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS
 OUTSTANDING                          47,626            47,626        47,626          47,626
                                    ========         =========     =========     ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                          For the Nine Months Ended
                                                                September 30,
                                                         ---------------------------
                                                             1999           1998
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $    (33,511)  $ 21,951,164
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Equity in net (income) loss of cable
   television joint venture                                    28,374    (21,951,164)
  Increase in accounts payable                                  5,137              -
                                                         ------------   ------------
    Net cash provided by operating activities                       -              -
                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from cable television venture                         -     19,097,217
 Decrease in distribution receivable from
  joint venture                                            10,209,487              -
                                                         ------------   ------------
    Net cash provided by investing activities              10,209,487     19,097,217
                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to limited partners                                  -    (18,175,163)
 Distribution to General Partner                                    -       (922,054)
 Decrease in accrued distribution to limited partners     (10,209,487)             -
                                                         ------------   ------------
    Net cash used in financing activities                 (10,209,487)   (19,097,217)
                                                         ------------   ------------
Net change in cash                                                  -              -

Cash, beginning of period                                           -              -
                                                         ------------   ------------
Cash, end of period                                      $          -   $          -
                                                         ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                           $          -   $          -
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

      The Partnership owns no properties directly. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owned and operated the cable television systems serving certain areas in and around Tampa, Florida (the "Tampa System") until its sale on February 28, 1996, Albuquerque, New Mexico (the "Albuquerque System") until its sale on September 30, 1998 and Palmdale, California (the "Palmdale System") until its sale on December 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Venture.

      On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

      In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner $3,403,162. The limited received partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

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

(3) The General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after December 31, 1998. Management fees paid by the Venture to the General Partner during the three and nine month periods ended September 30, 1998 attributable to the Partnership's 15 percent interest in the Venture were $61,919 and $391,043, respectively.

      The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships. Such costs were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made by the Venture to the General Partner for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 attributable to the Partnership's 15 percent interest in the Venture were $5,052 and $9,546 respectively, compared to $70,563 and $449,707, respectively, for the comparable 1998 periods.

(4)   Summarized financial information regarding the Venture is presented below.

                                  UNAUDITED BALANCE SHEETS
                                  ------------------------
              ASSETS                                  September 30, 1999    December 31, 1998
              ------                                  ------------------    -----------------
Cash                                                    $   2,285,517         $  69,325,751
                                                        -------------         -------------
        Total assets                                    $   2,285,517         $  69,325,751
                                                        =============         =============
 LIABILITIES AND PARTNERS' CAPITAL
 ---------------------------------
Payables and accrued liabilities                        $      38,958         $  66,893,502

Partners' contributed capital                             135,490,944           135,490,944

Accumulated earnings                                      135,856,615           136,042,305

Distributions                                            (269,101,000)         (269,101,000)
                                                        -------------         -------------
        Total liabilities and partners' capital         $   2,285,517         $  69,325,751
                                                        =============         =============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                           For the Three Months Ended     For the Nine Months Ended
                                                  September 30,                  September 30,
                                           --------------------------     --------------------------
                                               1999           1998        1999            1998
                                           -----------    -----------     -----------   ------------
Revenues                                   $         -    $ 8,104,593     $         -   $ 51,183,646

Operating expenses                                   -      4,201,391               -     27,868,922

Management fees and allocated overhead               -        867,031               -      5,502,293

Depreciation and amortization                        -      1,904,309               -     13,929,257
                                           -----------    -----------     -----------   ------------
Operating income                                     -      1,131,862               -      3,883,174
                                           -----------    -----------     -----------   ------------
Interest expense                                     -       (898,545)              -     (6,314,501)

Gain on sale of cable television system              -              -               -    147,792,730

Other, net                                     (60,238)    (1,511,505)       (185,690)    (1,683,152)
                                           -----------    -----------     -----------   ------------
        Net income (loss)                  $   (60,238)   $(1,278,188)    $  (185,690)  $143,678,251
                                           ===========    ===========     ===========   ============

      Management fees paid to Jones Intercable, Inc. by the Venture totaled $405,229 and $2,559,182, respectively, for the three and nine month periods ended September 30, 1998. The General Partner has not received and will not receive a management fee after December 31, 1998. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $33,060 and $62,474 , respectively, for the three and nine month periods ended September 30, 1999 and $461,802 and $2,943,111, respectively, for the comparable 1998 periods.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

      The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's investment decreased $28,374, which represents the Partnership's share of losses generated by the Venture for the nine months ended September 30, 1999.

      On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $10,209,487 and the General Partner received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

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

      Because the Venture has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under
Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

      Due to the Palmdale System sale on December 31, 1998, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. Other expense of $185,690 in the first nine months of 1999 primarily related to various costs associated with the sale of the Venture's systems and the administration of the Venture and its constituent partnerships.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Since September 1995, the General Partner has been a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd. captioned David Hirsch, Marty, Inc. Pension Plan (by its trustee and
          ----------------------------------------------------------------------
beneficiary, Martin Ury) and Jonathan and Eileen Fussner, derivatively on behalf
--------------------------------------------------------------------------------
of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D,
--------------------------------------------------------------------------------
Ltd., plaintiffs v. Jones Intercable, Inc., defendant, and Cable TV Fund 12-BCD
--------------------------------------------------------------------------------
Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
12-D, Ltd., nominal defendants (District Court, Arapahoe County, State of
------------------------------
Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleged that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the General Partner and the subsequent trade of the Tampa System and other cable systems owned by the General Partner in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted the General Partner's renewed motion to dismiss or for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims are not meritorious. The plaintiffs have the right to appeal this decision. Pursuant to the indemnification provisions of
Section 9.6 of the Partnership's limited partnership agreement, the General Partner may be entitled to indemnification from the Partnership for the legal fees and expenses incurred by the General Partner in the defense of this litigation. The General Partner has not determined whether it will seek indemnification from the Partnership for such legal fees and expenses.

      In June 1999, the General Partner was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C,
          ----------------------------------------------------------------------
Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v.
--------------------------------------------------------------------------------
Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund
--------------------------------------------------------------------------------
12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District
---------------------------------------------------------------
Court, District of Colorado, Civil Action No. 99-WM-1151) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that the General Partner breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to Cable TV Fund 12-BCD Venture (the "Venture") in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of the General Partner in December 1998. The complaint alleges that the General Partner acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the state of the market for cable systems and fairness of the transaction, which the plaintiff claims caused the General Partner to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that the General Partner breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the General Partner from making use of the partnerships' funds to finance the General Partner's defense of this litigation. The General Partner has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by it in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend this lawsuit vigorously.

      In August 1999, the General Partner was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          ----------------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
--------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-
--------------------------------------------------------------------------------
C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to the General Partner or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of the General Partner. The complaint alleges that the General Partner acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

      In September 1999, the General Partner was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          ----------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
--------------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
--------------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

      In September 1999, the General Partner was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
--------------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

      The General Partner believes that the procedures followed by it in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

      In September 1999, the General Partner filed a motion in the United States District Court for the District of Colorado seeking an order consolidating all of the cases challenging the General Partner's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. A court-mandated settlement conference relating to all of these cases filed in United States District Court for the District of Colorado occurred on November 2, 1999 and another such meeting has been scheduled for March 14, 2000.

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

                                     CABLE TV FUND 12-C, LTD.
                                     BY:  JONES INTERCABLE, INC.
                                          General Partner



                                     By:  /S/ Lawrence S. Smith
                                          --------------------------------------
                                          Lawrence S. Smith
                                          Principal Accounting Officer


                                     By:  /S/ Joseph J. Euteneuer
                                          --------------------------------------
                                          Joseph J. Euteneuer
                                          Vice President (Authorized Officer)



Dated:  November 12, 1999