Form 10-K
period 1999-12-31
CABLE TV FUND 12-C LTD
filed 2000-03-23
CIK 782975

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to________

Commission file number:    0-13964

                                      CABLE TV FUND 12-C, LTD.
                                      ------------------------
                      (Exact name of registrant as specified in its charter)

      Colorado                                                                84-0970000
      --------                                                                ----------
(State of Organization)                                            (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania  19102-2148                                        (215) 665-1700
--------------------------------------                                        --------------
(Address of principal executive office and Zip Code)        (Registrant's telephone no. including area code)


                   Securities registered pursuant to Section 12(b) of the Act:  None
     Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes     x                                              No
            ---                                                   ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not Applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    _______



            DOCUMENTS INCORPORATED BY REFERENCE:               None



(50069)

          This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          The Partnership. Cable TV Fund 12-C, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-B and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 15% interest, Fund 12-B owns a 9% interest and Fund 12-D owns a 76% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership does not own any cable television systems. The Partnership's sole asset is its 15% interest in the Venture. Following the disposition in December 1998 of its only remaining operating asset, the cable television system serving Palmdale, California (the "Palmdale System"), the Venture no longer owns any cable television systems. Although the Partnership and the Venture no longer owns any cable television systems, the Partnership and the Venture will not be dissolved until after all pending litigation relating to the Partnership and the Venture has been resolved and terminated.

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

          New General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

          In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with

Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

          In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


                              ITEM 2.  PROPERTIES
                              -------------------

           As of December 31, 1999, neither the Partnership nor the Venture own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

Litigation Challenging Jones Intercable's Acquisition of the Tampa System

          Jones Intercable was a defendant in a consolidated civil action filed by limited partners of Fund 12-D captioned David Hirsch, Marty, Inc.
                                                 -------------------------
Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and
--------------------------------------------------------------------------
Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV
----------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable,
-----------------------------------------------------------------------------
Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd.,
----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants
-------------------------------------------------------------------------
(District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleged that Jones Intercable breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Venture in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of Jones Intercable and the subsequent trade of the Tampa System and other cable systems owned by Jones Intercable in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of Jones Intercable that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted Jones Intercable's motion to dismiss and for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims were not meritorious and were not supported by a preponderance of the evidence. The plaintiffs gave notice of their intention to appeal the district court's decision, but in return for Jones Intercable's settlement offer to pay a portion of the plaintiffs' attorneys' costs in the amount of approximately $229,000, the plaintiffs voluntarily dismissed their appeal and this litigation has been finally terminated and resolved.

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and Palmdale Systems

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable
-------------------------------------------------------------------------------
TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones
-----------------------------------------------------------------------
Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court,
---------------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend this lawsuit vigorously.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No.

99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
                                                      -------------

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

     The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

     Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

     Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 3,285.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                              For the Year Ended December 31,
                                        ---------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd.(a)                1999           1998            1997            1996               1995
--------------------------------------  -----------  ---------------  -------------  ---------------     ------------

Equity in Net Income (Loss) of Cable
    Television Joint Venture            $   (16,058)     $37,395,261  $    (733,076) $     9,525,374     $ (1,699,611)
Net Income (Loss)                           (29,010)      37,395,261       (733,076)       9,525,374(b)    (1,699,611)
Net Income (Loss) per Limited
    Partnership Unit                           (.46)          691.96         (15.24)          195.00(b)        (35.33)
Weighted Average Number of Limited
    Partnership Units Outstanding            47,626           47,626         47,626           47,626           47,626
General Partner's Capital (Deficit)          85,646           92,899        (21,962)         (14,631)        (253,008)
Limited Partners' Capital (Deficit)         256,938          278,695     (4,291,839)      (3,566,094)      (4,608,228)
Total Assets                                355,536       10,581,081              -                -                -



                                                              For the Year Ended December 31,
                                         ----------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                   1999             1998           1997             1996             1995
--------------------------------------   ----------      -----------   ------------     ------------     ------------

Revenues                                $         -      $59,492,754   $ 82,675,018     $ 82,363,752     $101,399,697
Depreciation and Amortization                     -       16,500,689     21,837,251       22,142,809       26,666,735
Operating Income                                  -        3,924,809      6,129,688        1,880,308        4,127,622
Net Income (Loss)                          (105,094)     243,722,979(c)  (4,798,248)      62,338,836(b)   (11,124,567)
Partners' Capital (Deficit)               2,327,155        2,432,249    (27,189,730)     (22,391,482)     (29,730,318)
Total Assets                              2,327,155       69,325,751    124,269,504      120,899,336      163,486,029
Debt                                              -                -    144,308,462      138,345,878      180,770,267
Jones Intercable, Inc. Advances                   -                -              -                -        4,198,739


(a) Activity in Cable TV Fund 12-C, Ltd. is limited to its equity interest in Cable TV Fund 12-BCD Venture ("the Venture).

(b) Net income resulted primarily from the sale of the Tampa System by the Venture in February 1996.

(c) Net income resulted primarily from the sale of the Albuquerque System and the Palmdale System by the Venture in June 1998 and December 1998, respectively.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-C, Ltd.
------------------------

      The Partnership owns a 15 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's investment decreased by $16,058 for the year ended December 31, 1999, which represents the Partnership's share of losses generated by the Venture.

Cable TV Fund 12-BCD Venture
----------------------------

      The Venture sold the Albuquerque System and the Palmdale System to a subsidiary of Jones Intercable in 1998. Although the sale of the Palmdale System represented the sale of the only remaining operating asset of the Venture, the Venture and the Partnership will not be dissolved until after all pending litigation relating to the Venture and the Partnership has been resolved and terminated (see Note 4).

RESULTS OF OPERATIONS
---------------------

     The Partnership conducted no operations in 1999; therefore, a discussion of results of operations would not be meaningful. Other expense incurred by the Venture of $105,094 in 1999 primarily related to various costs associated with the sale of the Venture's systems and the administration of the Venture and its constituent partnerships.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-C, Ltd.:

          We have audited the accompanying balance sheets of CABLE TV FUND 12-C, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-C, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 3, 2000.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                   December 31,
                                                          ----------------------------

                                                             1999             1998
                                                          -------------   ------------

                     ASSETS
                     ------

Distribution receivable                                    $          -   $ 10,209,487
Investment in cable television joint venture                    355,536        371,594
                                                           ------------   ------------

        Total assets                                       $    355,536   $ 10,581,081
                                                           ============   ============

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

LIABILITIES:
 Accrued distributions                                     $          -   $ 10,209,487
 Advances from Jones Intercable                                  12,952              -
                                                           ------------   ------------

        Total liabilities                                        12,952     10,209,487
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 General Partner-
   Contributed capital                                            1,000          1,000
   Distributions                                             (4,325,216)    (4,325,216)
   Accumulated earnings                                       4,409,862      4,417,115
                                                           ------------   ------------

                                                                 85,646         92,899
                                                           ------------   ------------
   Limited Partners-
    Net contributed capital (47,626 units outstanding at
     December 31, 1999 and 1998)                             19,998,049     19,998,049
    Distributions                                           (36,629,513)   (36,629,513)
    Accumulated earnings                                     16,888,402     16,910,159
                                                           ------------   ------------

                                                                256,938        278,695
                                                           ------------   ------------

        Total liabilities and partners' capital            $    355,536   $ 10,581,081
                                                           ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------





                                        For the Year Ended December 31,
                                    ---------------------------------------
                                       1999           1998         1997
                                    ----------     -----------  -----------

OTHER EXPENSE                       $  (12,952)    $         -   $        -

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE       (16,058)     37,395,261     (733,076)
                                    ----------     -----------   ----------

NET INCOME (LOSS)                   $  (29,010)    $37,395,261   $ (733,076)
                                    ==========     ===========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                   $   (7,253)    $ 4,440,077   $   (7,331)
                                    ==========     ===========   ==========

  Limited Partners                  $  (21,757)    $32,955,184   $ (725,745)
                                    ==========     ===========   ==========


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                       $(.46)    $    691.96   $   (15.24)
                                    ==========     ===========   ==========


WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP
  UNITS OUTSTANDING                     47,626          47,626       47,626
                                    ==========     ===========   ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                         For the Year Ended December 31,
                                      --------------------------------------

                                         1999         1998           1997
                                      ---------  -------------   -----------

GENERAL PARTNER:
  Balance, beginning of year           $ 92,899   $    (21,962)  $   (14,631)
  Net income (loss) for year             (7,253)     4,440,077        (7,331)
  Distributions                               -     (4,325,216)            -
                                      ---------   ------------   -----------

  Balance, end of year                 $ 85,646   $     92,899   $   (21,962)
                                      =========   ============   ===========


LIMITED PARTNERS:
  Balance, beginning of year           $278,695   $ (4,291,839)  $(3,566,094)
  Net income (loss) for year            (21,757)    32,955,184      (725,745)
  Distributions                               -    (28,384,650)            -
                                      ---------   ------------   -----------

  Balance, end of year                 $256,938   $    278,695   $(4,291,839)
                                      =========   ============   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                          For the Year Ended December 31,
                                                      ----------------------------------------
                                                          1999           1998          1997
                                                      -------------  -------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $    (29,010)  $ 37,395,261   $(733,076)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Equity in net (income) loss of cable
        television joint venture                            16,058    (37,395,261)    733,076
      Increase in Jones Intercable advances                 12,952              -           -
                                                      ------------   ------------   ---------

         Net cash provided by operating activities               -              -           -
                                                      ------------   ------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture            10,209,487     22,500,379           -
                                                      ------------   ------------   ---------

         Net cash provided by investing activities      10,209,487     22,500,379           -
                                                      ------------   ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Jones Intercable                              -     (4,325,216)          -
  Distributions to Limited Partners                    (10,209,487)   (18,175,163)          -
                                                      ------------   ------------   ---------

         Net cash used in financing activities         (10,209,487)   (22,500,379)          -
                                                      ------------   ------------   ---------

Change in cash                                                   -              -           -

Cash, beginning of year                                          -              -           -
                                                      ------------   ------------   ---------

Cash, end of year                                     $          -   $          -   $       -
                                                      ============   ============   =========

NON-CASH TRANSACTIONS:
  Accrued distributions                               $          -   $ 10,209,487   $       -
                                                      ============   ============   =========


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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)       ORGANIZATION AND PARTNERS' INTERESTS
          ------------------------------------

          Formation and Business
          ----------------------

          Cable TV Fund 12-C, Ltd. ("Fund 12-C" or the "Partnership"), a Colorado limited partnership, was formed on October 9, 1985, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). Fund 12-C was formed to acquire, construct, develop and operate cable television systems.

          Formation of Joint Venture
          --------------------------

          Fund 12-C owns an interest of 15 percent in Cable TV Fund 12-BCD Venture (the "Venture") through capital contributions made in 1986 of $20,700,000. The Venture incurred a net loss of $105,094 in 1999, recognized net income of $243,722,979 in 1998, incurred a net loss of $4,798,248 in 1997, of which a loss of $16,058, income of $37,395,261 and a loss of $733,076, respectively, were allocated to Fund 12-C. The Venture acquired the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System"), and Palmdale, California (the "Palmdale System").

          New General Partner
          -------------------

          On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

          In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

          In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this annual report to "the General Partner" refer to Comcast JOIN Holdings, Inc. Comcast JOIN Holdings, Inc. shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

          Cable Television System Sales of the Venture
          --------------------------------------------

          On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of Jones Intercable. The sales price of the Albuquerque System was $222,963,267. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of

$1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $19,097,217, or 15 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made to the limited partners in July 1998. The limited partners of the Partnership, as a group, received $18,175,163 and Jones Intercable received $922,054. Such distribution represented $382 for each $500 limited partnership interest, or $764 for each $1,000 invested in the Partnership.

          On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of Jones Intercable for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $13,612,649, or 15 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to Jones Intercable. The limited partners of the Partnership, as a group, received $10,209,487 and Jones Intercable received $3,403,162. The limited partners' distribution represented $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership.

          Taking into account all distributions that have been made, the Partnership's limited partners have received $769 for each $500 limited partnership interest, or $1,538 for each $1,000 invested in the Partnership.

          The Partnership will not be dissolved until after all pending litigation relating to the Partnership has been resolved and terminated (see
Note 4).

          Contributed Capital
          -------------------

          The capitalization of Fund 12-C is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contributions to partnership capital.

          Jones Intercable purchased its interest in Fund 12-C by contributing $1,000 to partnership capital.

          All profits and losses of Fund 12-C were allocated 99 percent to the limited partners and 1 percent to Jones Intercable, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by Fund 12-C of a cable television system, which was allocated 100 percent to the limited partners.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Accounting Records
          ------------------

          The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Fund 12-C's tax returns were also prepared on the accrual basis.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(4)       COMMITMENTS AND CONTINGENCIES
          -----------------------------

Litigation Challenging Jones Intercable's Acquisition of the Tampa System
-------------------------------------------------------------------------

          Jones Intercable was a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd. captioned David Hirsch,
                                                      -----------------------
Marty, Inc. Pension Plan (by its trustee and beneficiary, Martin Ury) and
-------------------------------------------------------------------------
Jonathan and Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd.,
--------------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones
--------------------------------------------------------------------------
Intercable, Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-
--------------------------------------------------------------------------------
B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal
-----------------------------------------------------------------------
defendants (District Court, Arapahoe County, State of Colorado, Case No. 95-CV-
----------
1800, Division 3). The consolidated complaint generally alleged that Jones Intercable breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Venture in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of Jones Intercable and the subsequent trade of the Tampa System and other cable systems owned by Jones Intercable in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of Jones Intercable that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted Jones Intercable's motion to dismiss and for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims were not meritorious and were not supported by a preponderance of the evidence. The plaintiffs gave notice of their intention to appeal the district court's decision, but in return for Jones Intercable's agreement to pay a portion of the plaintiffs' attorneys' costs in the amount of approximately $229,000, the plaintiffs voluntarily dismissed their appeal and this litigation has been finally terminated and resolved.

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and
-----------------------------------------------------------------------------
Palmdale Systems
----------------

          In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C,
          -------------------------------------------------------------------
Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v.
-----------------------------------------------------------------------------
Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund
-----------------------------------------------------------------------------
12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District
---------------------------------------------------------------
Court, District of Colorado, Civil Action No. 99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend this lawsuit vigorously.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

     The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest
               --------------------------------------------------------------
Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable,
---------------------------------------------------------------------------
Inc., et al., defendants (Superior Court, Los Angeles County, State of
------------------------
California, Case No. BC 213632).

     Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty but the Court gave the plaintiffs' leave to amend their complaint to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

     Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Cable TV Fund 12-BCD Venture:

          We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 3, 2000.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------


                                                            December 31,
                                                     ------------------------

         ASSETS                                          1999         1998
         ------                                      -----------  -----------

CASH AND CASH EQUIVALENTS                            $       302  $69,325,751

RECEIVABLE FROM JONES INTERCABLE                       2,326,853            -
                                                     -----------  -----------

         Total assets                                $ 2,327,155  $69,325,751
                                                     ===========  ===========

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

LIABILITIES:
 Accounts payable and accrued liabilities            $         -  $    67,751
 Accrued distributions                                         -   66,825,751
                                                     -----------  -----------

         Total liabilities                                     -   66,893,502
                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL:
 Contributed capital                                 135,490,944  135,490,944
 Distributions                                      (269,101,000)(269,101,000)
 Accumulated earnings                                135,937,211  136,042,305
                                                     -----------  -----------

                                                       2,327,155    2,432,249
                                                     -----------  -----------

  Total liabilities and partners' capital             $2,327,155  $69,325,751
                                                     ===========  ===========


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                    For the Year Ended December 31,
                                                  -----------------------------------------------------------------

                                                         1999                    1998                   1997
                                                     --------------         -------------           -------------

REVENUES                                             $            -         $  59,492,754           $  82,675,018

COSTS AND EXPENSES:
  Operating expenses                                              -            32,547,366              45,958,487
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                        -             6,519,890               8,749,592
  Depreciation and amortization                                   -            16,500,689              21,837,251
                                                     --------------         -------------           -------------

OPERATING INCOME                                                  -             3,924,809               6,129,688
                                                     --------------         -------------           -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                -            (7,031,582)            (10,934,909)
  Gain on sales of cable television systems                       -           248,449,739                       -
  Other, net                                               (105,094)           (1,619,987)                  6,973
                                                     --------------         -------------           -------------

          Total other income (expense), net                (105,094)          239,798,170             (10,927,936)
                                                     --------------         -------------           -------------

NET INCOME (LOSS)                                    $     (105,094)        $ 243,722,979           $  (4,798,248)
                                                     ==============         =============           =============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                                                   For the Year Ended December 31,
                                                  -----------------------------------------------------------------


                                                            1999                 1998                 1997
                                                        -----------         --------------        -------------
CABLE TV FUND 12-B, LTD. (9%):
  Balance, beginning of year                            $   223,270         $   (2,592,136)       $  (2,151,657)
  Net income (loss) for year                                 (9,648)            22,468,979             (440,479)
  Distributions                                                   -            (19,653,573)                   -
                                                        -----------         --------------        -------------

  Balance, end of year                                  $   213,622         $      223,270        $  (2,592,136)
                                                        ===========         ==============        =============

CABLE TV FUND 12-C, LTD. (15%):
  Balance, beginning of year                            $   371,594         $   (4,313,801)        $ (3,580,725)
  Net income (loss) for year                                (16,058)            37,395,261             (733,076)
  Distributions                                                   -            (32,709,866)                   -
                                                        -----------         --------------        -------------

  Balance, end of year                                  $   355,536         $      371,594        $  (4,313,801)
                                                        ===========         ==============        =============

CABLE TV FUND 12-D, LTD. (76%):
  Balance, beginning of year                             $1,837,385         $  (20,283,793)       $ (16,659,100)
  Net income (loss) for year                                (79,388)           183,858,739           (3,624,693)
  Distributions                                                   -           (161,737,561)                   -
                                                        -----------         --------------        -------------

  Balance, end of year                                  $ 1,757,997         $    1,837,385        $ (20,283,793)
                                                        ===========         ==============        =============

TOTAL:
  Balance, beginning of year                            $ 2,432,249         $  (27,189,730)       $ (22,391,482)
  Net income (loss) for year                               (105,094)           243,722,979           (4,798,248)
  Distributions                                                   -           (214,101,000)                   -
                                                        -----------         --------------        -------------

  Balance, end of year                                  $ 2,327,155         $    2,432,249        $ (27,189,730)
                                                        ===========         ==============        =============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                         For the Year Ended December 31,
                                                       ----------------------------------------------------------------

                                                                1999                  1998                 1997
                                                           ---------------      ---------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $      (105,094)     $   243,722,979        $  (4,798,248)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                      -           16,500,689           21,837,251
      Gain on sales of cable television systems                          -         (248,449,739)                   -
      Decrease (increase) in trade receivables                           -            4,456,904           (1,780,658)
      Increase in receivable from Jones Intercable              (2,326,853)                   -                    -
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                 -            1,625,590           (3,332,261)
      Increase (decrease) in accounts payable and
        accrued liabilities and subscriber prepayments             (67,751)          (7,083,021)           2,205,832
                                                           ---------------      ---------------        -------------

           Net cash provided by (used in) operating
            activities                                          (2,499,698)          10,773,402           14,131,916
                                                           ---------------      ---------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                -          (12,774,851)         (19,866,829)
  Proceeds from sales of cable television systems                        -          361,168,467                    -
                                                           ---------------      ---------------        -------------

           Net cash provided by (used in)
            investing activities                                         -          348,393,616          (19,866,829)
                                                           ---------------      ---------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -           12,236,298           15,551,159
  Repayment of debt                                                      -         (156,544,760)          (9,588,575)
  Distributions to Joint Venture Partners                      (66,825,751)        (147,275,249)                   -
                                                           ---------------      ---------------        -------------

           Net cash provided by (used in)
            financing activities                               (66,825,751)        (291,583,711)           5,962,584
                                                           ---------------      ---------------        -------------

Increase (decrease) in cash and cash equivalents               (69,325,449)          67,583,307              227,671

Cash and cash equivalents, beginning of year                    69,325,751            1,742,444            1,514,773
                                                           ---------------      ---------------        -------------

Cash and cash equivalents, end of year                     $           302      $    69,325,751        $   1,742,444
                                                           ===============      ===============        =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $             -      $     9,296,224        $  10,776,074
                                                           ===============      ===============        =============

NON-CASH TRANSACTIONS:
  Accrued distributions                                    $             -      $    66,825,751        $           -
                                                           ===============      ===============        =============

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

     New General Partner of Venture Partners
     ---------------------------------------

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") the general partner of Fund 12-B, Fund 12-C and Fund 12-D until
March 2, 2000 as discussed below.   As of December 31, 1999, Comcast owned
approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

     In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of Fund 12-B, Fund 12-C and Fund 12-D. References in this annual report to "the General Partner" refer to Comcast JOIN Holdings, Inc. Comcast JOIN Holdings, Inc. shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     Cable Television System Sales
     -----------------------------

     On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of Jones Intercable. The sales price of the Albuquerque System was $222,963,267. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The $125,000,000 was distributed as follows: Fund 12-B received $11,474,475; Fund 12-C received $19,097,217 and Fund 12-D received $94,428,308.

     On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of Jones Intercable for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The $89,101,000 was distributed as follows: Fund 12-B received $8,179,098; Fund 12-C received $13,612,649 and Fund 12-D received $67,309,253.

     The Venture will not be dissolved until after all pending litigation relating to the Venture has been resolved and terminated.

     Contributed Capital
     -------------------

     The capitalization of the Venture is set forth in the accompanying statements of partners' capital (deficit).

     All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, are made to the Venture Partners in proportion to their approximate respective interests in the Venture as follows:

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

     Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

          Intangible Assets
          -----------------

          Costs assigned to franchises and costs in excess of interests in net assets purchased were amortized using the straight-line method over the following estimated useful lives:

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


(3)  TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES
     -------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Jones Intercable managed the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after December 31, 1998. Management fees paid to Jones Intercable by the Venture were $2,974,638 and $4,133,751 during 1998 and 1997, respectively.

     The Venture reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the
administration of the Venture and its constituent partnerships.   Such costs
were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made by the Venture to Jones Intercable for overhead and administrative expenses were $101,073, $3,545,252 and $4,615,841 in 1999, 1998 and 1997, respectively.

     The Venture was charged interest during 1999 at an average rate of 7.18 percent on amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Jones Intercable in 1999 was $15,013, net of interest earned by the Partnership on amounts outstanding due from Jones Intercable.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     Prior to the sales of its cable television systems in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

     Payments to Superaudio totaled $90,778 and $118,032 in 1998 and 1997, respectively. Payments to Knowledge TV, Inc. totaled $97,965 and $131,277 in 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $85,543 in 1997. Payments to Great American Country, Inc. totaled $91,227 and $131,863 in 1998 and 1997, respectively.

     Prior to the sales of its cable television systems in 1998 the Venture received a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $193,110 and $199,997 in 1998 and 1997, respectively.

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

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Litigation Challenging Jones Intercable's Acquisition of the Tampa System
-------------------------------------------------------------------------

     Jones Intercable was a defendant in a consolidated civil action filed by limited partners of Cable TV Fund 12-D, Ltd. captioned David Hirsch, Marty, Inc.
                                                       -------------------------
Pension Plan (by its trustee and beneficiary, Martin Ury) and Jonathan and
--------------------------------------------------------------------------
Eileen Fussner, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV
----------------------------------------------------------------------------
Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., plaintiffs v. Jones Intercable,
-----------------------------------------------------------------------------
Inc., defendant, and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd.,
----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., nominal defendants
-------------------------------------------------------------------------
(District Court, Arapahoe County, State of Colorado, Case No. 95-CV-1800, Division 3). The consolidated complaint generally alleged that Jones Intercable breached its fiduciary duty to the plaintiffs and to the other limited partners of the three named partnerships and to the Venture in connection with the Venture's sale of the Tampa, Florida cable television system (the "Tampa System") to a subsidiary of Jones Intercable and the subsequent trade of the Tampa System and other cable systems owned by Jones Intercable in exchange for cable television systems owned by an unaffiliated cable system operator. The consolidated complaint also set forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs asserted that the subsidiary of Jones Intercable that acquired the Tampa System paid an inadequate price for it. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the terms of the limited partnership agreements of the three named partnerships. The plaintiffs also challenged the adequacy and independence of the appraisals. The consolidated complaint sought compensatory damages, an award of attorneys' fees, punitive damages and certain equitable relief. On October 25, 1999, the district court granted Jones Intercable's motion to dismiss and for summary judgment based upon the August 1998 report of independent counsel, which had concluded that the plaintiffs' claims were not meritorious and were not supported by a preponderance of the evidence. The plaintiffs gave notice of their intention to appeal the district court's decision, but in return for Jones Intercable's agreement to pay a portion of the plaintiffs' attorneys' costs in the amount of approximately $229,000, the plaintiffs voluntarily dismissed their appeal and this litigation has been finally terminated and resolved.

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and
-----------------------------------------------------------------------------
the Palmdale Systems
--------------------

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable
-------------------------------------------------------------------------------
TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones
-----------------------------------------------------------------------
Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court,
---------------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the partnerships on the sale of the Palmdale System, including the fairness opinion in the proxy statements delivered to the limited partners of the partnerships, were proper and that the Venture's sale of the Palmdale System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend this lawsuit vigorously.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

     The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.


Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

     Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

     Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                             For the Year Ended December 31,
                                        ----------------------------------------

                                           1999           1998          1997
                                        -----------   -----------   ------------

     Maintenance and repairs            $         -   $   394,740   $    734,011
                                        ===========   ===========   ============

     Taxes, other than income
       and payroll taxes                $         -   $   711,408   $    873,053
                                        ===========   ===========   ============

     Advertising                        $         -   $ 1,260,705   $  1,288,316
                                        ===========   ===========   ============

     Depreciation of property,
       plant and equipment              $         -   $14,207,696   $ 18,824,685
                                        ===========   ===========   ============

     Amortization of intangible
       assets                           $         -   $ 2,292,993   $  3,012,566
                                        ===========   ===========   ============

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

    Ralph J. Roberts is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

    Brian L. Roberts is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

    Lawrence S. Smith is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc.
He is 52 years old.

    Stanley L. Wang is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

    John R. Alchin is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

    Section 16(a) Beneficial Ownership Reporting Compliance. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

          The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 1999, such reimbursements made by the Venture totaled $101,073. The Partnership made no such reimbursements in 1999.

          The Partnership and the Venture are charged interest on amounts advanced by the Partnership's general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, the Venture paid interest charges of $15,013.

          The Partnership paid no management fees or brokerage fees or programming service fees to affiliates during 1999 and it is expected that the Partnership will never again pay management fees or brokerage fees or programming service fees.

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

     4.1          Limited Partnership Agreement for Cable TV Fund 12-C, Ltd.
                  (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)

     4.2 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

    27            Financial Data Schedule

(b)               Reports on Form 8-K.

                  None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                 CABLE TV FUND 12-C, LTD.,
                                 a Colorado limited partnership
                                 By:  Comcast JOIN Holdings, Inc.,
                                      a Delaware corporation,
                                      its general partner


                                 By:  /s/ Brian L. Roberts
                                      --------------------
                                      Brian L. Roberts
Dated: March 22, 2000                 President; Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Ralph J. Roberts
                                      --------------------
                                      Ralph J. Roberts
Dated: March 22, 2000                 Chairman; Director


                                 By:  /s/ Brian L. Roberts
                                      --------------------
                                      Brian L. Roberts
                                      President; Director
Dated: March 22, 2000                 (Principal Executive Officer)


                                 By:  /s/ Lawrence S. Smith
                                      ---------------------
                                      Lawrence S. Smith
Dated: March 22, 2000                 Executive Vice President; Director


                                 By:  /s/ Stanley L. Wang
                                      -------------------
                                      Stanley L. Wang
Dated: March 22, 2000                 Executive Vice President; Secretary;
                                      Director


                                 By:  /s/ John R. Alchin
                                      ------------------
                                      John R. Alchin
                                      Executive Vice President; Treasurer
Dated: March 22, 2000                 (Principal Financial Officer)


                                 By:  /s/ Lawrence J. Salva
                                      ---------------------
                                      Lawrence J. Salva
                                      Senior Vice President
Dated: March 22, 2000                 (Principal Accounting Officer)