Form 10-Q
period 2000-03-31
CABLE TV FUND 12-C LTD
filed 2000-05-15
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ________________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                           March 31,                December 31,
                              ASSETS                                         2000                       1999
                              ------                                      ------------              ------------
Investment in Cable Television Joint Venture                              $    345,278              $    355,536
                                                                          ------------              ------------
          Total assets                                                    $    345,278              $    355,536
                                                                          ============              ============

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                                $     23,799              $     12,952
                                                                          ------------              ------------
          Total liabilities                                                     23,799                    12,952
                                                                          ------------              ------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                         1,000                     1,000
     Distributions                                                          (4,325,216)               (4,325,216)
     Accumulated earnings                                                    4,404,586                 4,409,862
                                                                          ------------              ------------
                                                                                80,370                    85,646
                                                                          ------------              ------------

Limited Partners-
  Net contributed capital (47,626 units outstanding
    at March 31, 2000 and December 31, 1999)                                19,998,049                19,998,049
  Distributions                                                            (36,629,513)              (36,629,513)
  Accumulated earnings                                                      16,872,573                16,888,402
                                                                          ------------              ------------
                                                                               241,109                   256,938
                                                                          ------------              ------------
          Total liabilities and partners' capital                         $    345,278              $    355,536
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                              ----------------------------------
                                                                                2000                      1999
                                                                              --------                  --------
OTHER EXPENSE                                                                 $(10,848)                 $      -

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                                (10,257)                  (69,336)
                                                                              --------                  --------

NET LOSS                                                                      $(21,105)                 $(69,336)
                                                                              ========                  ========

ALLOCATION OF NET LOSS:
  General Partner                                                             $ (5,276)                 $   (693)
                                                                              ========                  ========

  Limited Partners                                                            $(15,829)                 $(68,643)
                                                                              ========                  ========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                         $  (0.33)                 $  (1.44)
                                                                              ========                  ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                 47,626                    47,626
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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                2000                   1999
                                                                              --------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(21,105)             $    (69,336)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Equity in net loss of Cable Television Joint Venture                    10,257                    69,336
        Increase in advances from affiliates                                    10,848                         -
                                                                              --------              ------------

          Net cash provided by operating activities                                  -                         -
                                                                              --------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution from Cable Television Joint Venture                                   -                10,209,487
  Distribution to limited partners                                                   -               (10,209,487)
                                                                              --------              ------------

          Net cash provided by financing activities                                  -                         -
                                                                              --------              ------------

Net change in cash                                                                   -                         -

Cash, beginning of period                                                            -                         -
                                                                              --------              ------------

Cash, end of period                                                           $      -              $          -
                                                                              ========              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $      -              $          -
                                                                              ========              ============


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

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999.

     The Partnership owns no properties directly. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems. The Partnership and the Venture will be dissolved after all pending litigation in which the Partnership and the Venture are named defendants has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Venture reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent Partnerships. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Venture and its constituent Partnerships until they are dissolved. Reimbursements made by the Venture to the general partner for administrative expenses during the three month periods ended March 31, 2000 and 1999 attributable to the Partnership's 15 percent interest in the Venture were $8,086 and $2,356, respectively.

(3)  Summarized financial information regarding the Venture is presented below.

                                             UNAUDITED BALANCE SHEETS
                                             ------------------------

                                                                           March 31,               December 31,
                              ASSETS                                         2000                      1999
                              ------                                     -------------             ------------
Cash                                                                     $   2,327,155             $        302

Receivable from affiliates                                                           -                 2,326,853
                                                                         -------------             -------------

          Total assets                                                   $   2,327,155             $   2,327,155
                                                                         =============             =============


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

Advances from affiliates                                                 $      67,126             $           -

Partner's contributed capital                                              135,490,944               135,490,944

Accumulated earnings                                                       135,870,085               135,937,211

Distributions                                                             (269,101,000)             (269,101,000)
                                                                         -------------             -------------

          Total liabilities and partners' capital                        $   2,327,155             $   2,327,155
                                                                         =============             =============

                                     UNAUDITED STATEMENTS OF OPERATIONS
                                     ----------------------------------
                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                         --------------------------------------
                                                                             2000                      1999
                                                                         -------------             ------------
Other, net                                                               $     (67,126)            $    (453,827)
                                                                         -------------             -------------

         Consolidated loss                                               $     (67,126)            $    (453,827)
                                                                         =============             =============

     Reimbursements for administrative expenses paid to the general partner by the Venture totaled $52,920 and $15,419, respectively, for the three month periods ended March 31, 2000 and 1999.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     Neither the Partnership nor the Venture own any cable television systems. The Partnership and the Venture will be dissolved after all pending litigation in which the Partnership and the Venture are named defendants has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture own any cable television systems. Other expense of $10,848 incurred by the Partnership in the first quarter of 2000 related to various costs associated with the administration of the Partnership. Other expense of $67,126 incurred by the Venture in the first quarter of 2000 related to various costs associated with the administration of the Venture.

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

                                        CABLE TV FUND 12-C, LTD.
                                        BY:  COMCAST JOIN HOLDINGS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             ----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)




Dated:  May 15, 2000