Form 10-Q
period 2000-09-30
CABLE TV FUND 12-C LTD
filed 2000-11-14
CIK 782975

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ____________________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                       September 30,               December 31,
                              ASSETS                                        2000                       1999
                              ------                                ---------------------       -------------------
Cash                                                                $             319,645       $                 -

Investment in Cable Television Joint Venture                                            -                   355,536
                                                                    ---------------------       -------------------

          Total assets                                              $             319,645       $           355,536
                                                                    =====================       ===================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                          $              12,577       $            12,952
                                                                    ---------------------       -------------------

          Total liabilities                                                        12,577                    12,952
                                                                    ---------------------       -------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                            1,000                     1,000
     Distributions                                                             (4,325,216)               (4,325,216)
     Accumulated earnings                                                       4,400,983                 4,409,862
                                                                    ---------------------       -------------------

                                                                                   76,767                    85,646
                                                                    ---------------------       -------------------

Limited Partners-
  Net contributed capital (47,626 units outstanding
    at September 30, 2000 and December 31, 1999)                               19,998,049                19,998,049
  Distributions                                                               (36,629,513)              (36,629,513)
  Accumulated earnings                                                         16,861,765                16,888,402
                                                                    ---------------------       -------------------

                                                                                  230,301                   256,938
                                                                    ---------------------       -------------------

          Total liabilities and partners' capital                   $             319,645       $           355,536
                                                                    =====================       ===================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                   For the Three Months Ended              For the Nine Months Ended
                                                          September 30,                          September 30,
                                               ------------------------------------   -------------------------------------
                                                     2000               1999                2000               1999
                                               -----------------  -----------------   -----------------  ------------------
OTHER INCOME (EXPENSE):
   Interest income                             $           8,809  $               -   $           8,809  $                -
   Other, net                                            (11,714)            (1,785)            (44,325)             (5,137)
                                               -----------------  -----------------   -----------------  ------------------

      Total other income (expense), net                   (2,905)            (1,785)            (35,516)             (5,137)
                                               -----------------  -----------------   -----------------  ------------------

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                     -             (9,205)                  -             (28,374)
                                               -----------------  -----------------   -----------------  ------------------

NET LOSS                                       $          (2,905) $         (10,990)  $         (35,516) $          (33,511)
                                               =================  =================   =================  ==================

ALLOCATION OF NET LOSS:
  General Partner                              $            (726) $            (110)  $          (8,879) $             (335)
                                               =================  =================   =================  ==================

  Limited Partners                             $          (2,179) $         (10,880)  $         (26,637) $          (33,176)
                                               =================  =================   =================  ==================

NET  LOSS PER LIMITED
  PARTNERSHIP UNIT                             $           (0.05) $           (0.23)  $           (0.56) $            (0.70)
                                               =================  =================   =================  ==================

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                             47,626             47,626              47,626              47,626
                                               =================  =================   =================  ==================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                    -----------------------------------------------
                                                                            2000                       1999
                                                                    ---------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $             (35,516)      $           (33,511)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Equity in net loss of Cable Television Joint Venture                            -                    28,374
        Increase (decrease) in advances from affiliates                              (375)                    5,137
                                                                    ---------------------       -------------------

          Net cash used in operating activities                                   (35,891)                        -
                                                                    ---------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from Cable Television Joint Venture                                355,536                10,209,487
                                                                    ---------------------       -------------------

          Net cash provided by investing activities                               355,536                10,209,487
                                                                    ---------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                      -               (10,209,487)
                                                                    ---------------------       -------------------

          Net cash provided by financing activities                                     -               (10,209,487)
                                                                    ---------------------       -------------------

Increase in cash                                                                  319,645                         -

Cash, beginning of period                                                               -                         -
                                                                    ---------------------       -------------------

Cash, end of period                                                 $             319,645       $                 -
                                                                    =====================       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $                 275       $                 -
                                                                    =====================       ===================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-C, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership owns no properties directly. The Partnership owns a 15 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems and the Venture is expected to be dissolved in December 2000. The Venture distributed its remaining cash to its constituent partners in September 2000. The only asset of the Partnership is its cash on hand, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership has continued in existence because of pending litigation in which it is a party. It cannot be predicted when the Partnership will be dissolved.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made by the Partnership to the general partner for administrative expenses during the three and nine month periods ended September 30, 2000 were $6,538 and $21,465, respectively. Reimbursements made to the general partner by the Venture for administravtive expenses attributable to the Partnership's 15 percent interest in the Venture were $5,052 and $9,546, respectively, for the three and nine month periods ended September 30, 1999.

(3)  Summarized financial information regarding the Venture is presented below.

                                                     UNAUDITED BALANCE SHEETS
                                                     ------------------------

                                                                  September 30,          December 31,
                 ASSETS                                               2000                   1999
                 ------                                        --------------------   -------------------
Cash                                                           $                  -   $               302

Receivable from affiliates                                                        -             2,326,853
                                                               --------------------   -------------------

                   Total Assets                                $                  -   $         2,327,155
                                                               ====================   ===================

      LIABILITIES AND PARTNERS' CAPTIAL
      ---------------------------------

Advances from affiliates                                       $                  -   $                 -

Partners' contributed capital                                           135,490,944           135,490,944

Accumulated earnings                                                    135,937,211           135,937,211

Distributions                                                          (271,428,155)         (269,101,000)
                                                               --------------------   -------------------

        Total liabilities and partners' capital                $                  -   $         2,327,155
                                                               ====================   ===================

                                                UNAUDITED STATEMENTS OF OPERATIONS
                                                ----------------------------------

                                                      For the Three Months Ended          For the Nine Months Ended
                                                            September 30,                       September 30,
                                                  ---------------------------------   ------------------------------
                                                       2000              1999             2000             1999
                                                  ---------------   ---------------   -------------   --------------

OTHER INCOME (EXPENSE)
  Interest expense                                $             -   $           390   $           -   $      (13,975)
  Interest income                                               -            40,134               -          258,329
  Other, net                                                    -          (100,762)              -         (430,044)
                                                  ---------------   ---------------   -------------   --------------

       Consolidated loss                          $             -   $       (60,238)  $           -   $     (185,690)
                                                  ===============   ===============   =============   ==============

     Reimbursements for administrative expenses paid to the general partner by the Venture totaled $33,060 and $62,474, respectively, for the three and nine month periods ended September 30, 1999.

                           CABLE TV FUND 12-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The only asset of the Partnership is its cash on hand, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership has continued in existence because of pending litigation in which it is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture own any cable television systems. Other expense of $44,325 incurred by the Partnership in the first nine months of 2000 related to various costs associated with the administration of the Partnership.

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

                                        CABLE TV FUND 12-C, LTD.
                                        BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner

                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)




Dated:  November 14, 2000