Form 10-K405/A
period 2000-12-31
CABLE TV FUND 12-C LTD
filed 2001-04-03
CIK 782975

                               FORM 10-K/A NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


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




                                                         /s/ ARTHUR ANDERSEN LLP


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


                                                        /s/ ARTHUR ANDERSEN LLP


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