Form 10-Q
period 2001-09-30
CABLE TV FUND 12-C LTD
filed 2001-11-13
CIK 782975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended
                               SEPTEMBER 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number: 0-13964

                            CABLE TV FUND 12-C, LTD.
                Exact name of registrant as specified in charter

           Colorado                                             #84-0970000
--------------------------------                        ------------------------
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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)

                                                                         September 30,         December 31,
                                       ASSETS                                2001                  2000
                                       ------                           --------------        --------------

Cash                                                                         $270,869              $315,198
                                                                        -------------         -------------

                                                                             $270,869              $315,198
                                                                        =============         =============


                         LIABILITIES AND PARTNERS' CAPITAL
                         ---------------------------------

LIABILITIES:
   Advances from affiliates..........................................         $16,887               $23,357
                                                                        -------------         -------------

         Total liabilities...........................................          16,887                23,357
                                                                        -------------         -------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital.............................................           1,000                 1,000
     Distributions...................................................      (4,325,216)           (4,325,216)
     Accumulated earnings............................................       4,387,711             4,397,176
                                                                        -------------         -------------

                                                                               63,495                72,960
                                                                        -------------         -------------

Limited Partners-
   Net contributed capital (47,626 units outstanding
     at September 30, 2001 and December 31, 2000)....................      19,998,049            19,998,049
   Distributions.....................................................     (36,629,513)          (36,629,513)
   Accumulated earnings..............................................      16,821,951            16,850,345
                                                                        -------------         -------------

                                                                              190,487               218,881
                                                                        -------------         -------------

                                                                             $270,869              $315,198
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)


                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  2001           2000            2001           2000
                                                              -----------    -----------     -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income..........................................       $2,522         $8,809         $10,774         $8,809
   Other, net...............................................       (6,602)       (11,714)        (48,633)       (44,325)
                                                              -----------    -----------     -----------    -----------

NET LOSS....................................................      ($4,080)       ($2,905)       ($37,859)      ($35,516)
                                                              ===========    ===========     ===========    ===========

ALLOCATION OF NET LOSS:
   General Partner..........................................      ($1,020)         ($726)        ($9,465)       ($8,879)
                                                              ===========    ===========     ===========    ===========

   Limited Partners.........................................      ($3,060)       ($2,179)       ($28,394)      ($26,637)
                                                              ===========    ===========     ===========    ===========

NET  LOSS PER LIMITED PARTNERSHIP UNIT......................       ($0.06)        ($0.05)         ($0.60)        ($0.56)
                                                              ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING............................       47,626         47,626          47,626         47,626
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        2001                  2000
                                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................        ($37,859)             ($35,516)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Decrease in advances from affiliates.....................................          (6,470)                 (375)
                                                                                     -----------           -----------

         Net cash used in operating activities..................................         (44,329)              (35,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from Cable Television Joint Venture.............................                               355,536
                                                                                     -----------           -----------

         Net cash provided by investing activities..............................                               355,536
                                                                                     -----------           -----------

(Decrease) increase in cash.....................................................         (44,329)              319,645

Cash, beginning of period.......................................................         315,198
                                                                                     -----------           -----------

Cash, end of period.............................................................        $270,869              $319,645
                                                                                     ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................            $155                  $275
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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------


(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2001, the condensed statement of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Cable TV Fund 12-C, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership owns a 15% interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in Other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses during the three and nine month periods ended September 30, 2001 were $4,830 and $17,292, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and nine month periods ended September 30, 2000 were $42,787 and $140,477, respectively, of which $6,538 and $21,465, respectively, was attributable to the Partnership.

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001. The only asset of the Partnership at September 30, 2001 was its cash on hand of which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Interest income of $10,774 was earned during the first nine months of 2001 on the cash balance on hand. Other expense of $48,633 incurred in the first nine months of 2001 by the Partnership related to various costs associated with the administration of the Partnership.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Please refer to Part II - Item 1 of our June 30, 2001 Form 10-Q for a discussion of recent developments related to our legal proceedings.


Item 6. Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None.

         b)   Reports on Form 8-K

              None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CABLE TV FUND 12-C, LTD.

                                       BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                             -----------------------------------
                                             General Partner


                                       By:   /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)

Dated: November 13, 2001