Form 10-Q
period 2004-03-31
CABLE TV FUND 12-C LTD
filed 2004-05-12
CIK 782975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 MARCH 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)


                                ASSETS                          March 31,      December 31,
                                ------                            2004             2003
                                                             ------------      ------------

Cash .................................................       $    198,338     $     207,219
                                                             ------------      ------------

              Total assets ...........................       $    198,338     $     207,219
                                                             ============      ============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates ........................       $      1,000     $       5,874
                                                             ------------      ------------

              Total liabilities ......................              1,000             5,874
                                                             ------------      ------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital .............................              1,000             1,000
     Distributions ...................................         (4,325,216)       (4,325,216)
     Accumulated earnings ............................          4,373,549         4,374,551
                                                             ------------      ------------

                                                                   49,333            50,335
                                                             ------------      ------------

Limited Partners-
     Net contributed capital (47,626 units outstanding
         at March 31, 2004 and December 31, 2003) ....         19,998,049        19,998,049
     Distributions ...................................        (36,629,513)      (36,629,513)
     Accumulated earnings ............................         16,779,469        16,782,474
                                                             ------------      ------------

                                                                  148,005           151,010
                                                             ------------      ------------

              Total liabilities and partners' capital        $    198,338     $     207,219
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


                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)



                                             For the Three Months Ended
                                                      March 31,
                                                 2004          2003
                                               --------      --------

OTHER INCOME (EXPENSE):
     Interest income .................         $    288      $    520
     Administrative expenses and other           (4,295)       (4,031)
                                               --------      --------

NET LOSS .............................         ($ 4,007)     ($ 3,511)
                                               ========      ========

ALLOCATION OF NET LOSS:
     General Partner .................         ($ 1,002)     ($   878)
                                               ========      ========

     Limited Partners ................         ($ 3,005)     ($ 2,633)
                                               ========      ========

NET LOSS PER LIMITED PARTNERSHIP UNIT          ($  0.06)     ($  0.06)
                                               ========      ========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING ...           47,626        47,626
                                               ========      ========


See notes to condensed financial statements.




                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)



                                                                             For the Three Months Ended
                                                                                      March 31,

                                                                                2004          2003
                                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................     ($  4,007)     ($  3,511)
                                                                             ---------      ---------
     Adjustments to reconcile net loss to net cash provided by operating activities:
         (Decrease) increase in advances from affiliates ...............        (4,874)         4,031
                                                                             ---------      ---------

              Net cash (used in) provided by operating activities ......        (8,881)           520

Cash, beginning of period ..............................................       207,219        230,686
                                                                             ---------      ---------

Cash, end of period ....................................................     $ 198,338      $ 231,206
                                                                             =========      =========


See notes to condensed financial statements.



                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)



(1) The condensed balance sheet of Cable TV Fund 12-C, Ltd. (the "Partnership") as of December 31, 2003 has been derived from the audited balance sheet as of that date. The Partnership's condensed balance sheet as of March 31, 2004 and its condensed statements of operations and of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary to present fairly the Partnership's financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation in which the Partnership is a party (see
Note 3).

         The quarterly financial information has not been reviewed by the Partnership's independent public accountants because the registrant qualified as an inactive registrant for its most recent fiscal year.

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide tax and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended March 31, 2004 and 2003 were $618 for each period.

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

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
               ---------------------------------------------------
                                   (Unaudited)

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

         If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS -CONCLUDED
               --------------------------------------------------

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

                            CABLE TV FUND 12-C, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at March 31, 2004 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation to which the Partnership is a party, as described in Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

         Administrative   expenses  and  other  in  the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Controls and Procedures

         Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                  CABLE TV FUND 12-C, LTD.


                                  BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                        ----------------------------------------
                                        General Partner


                                  By:   /s/ Lawrence J. Salva
                                        ----------------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President
                                        (Principal Accounting Officer)

Dated: May 12, 2004